Form 10-K
period 2020-12-31
Assure Holdings Corp.
filed 2021-03-30
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 333-251829

ASSURE HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	82-2726719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 South Ulster Street, Suite 1225 Denver, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)

(720) 287-3093

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Common Stock, $0.001 Par Value
Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ◻ No ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ◻ Accelerated Filer   Non-Accelerated Filer ◻  Smaller Reporting Company ⌧  Emerging Growth Company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No⌧

As of June 30, 2020, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was approximately $15,000,000 based upon the closing sale price of the common shares as reported by the OTCQB Venture Marketplace.

The number of the registrant’s common shares outstanding as of March 26, 2021 was 56,798,777.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Assure,” the “Company,” “we,” “our,” or “us” mean Assure Holdings Corp., and consolidated subsidiaries, or any one or more of them, as the context requires.

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Assure Holdings Corp., the Assure logo and other trademarks or service marks of Assure appearing in this Annual Report are the property of Assure or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.

All references to “common shares” and “shares” refer to the common shares in our capital stock, unless otherwise indicated.

EXCHANGE RATE INFORMATION

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in thousands of U.S. dollars (“$” or “US$”).  All references to “C$” or “CDN$” refer to Canadian dollars.

The annual average exchange rates for Canadian dollars in terms of the United States dollar (as quoted by the Bank of Canada) for each of the three year periods ended December 31, 2020, 2019 and 2018, as quoted by the Bank of Canada, were as follows:

Year ended December 31
2020	2019	2018
Cdn$1.3415	Cdn$1.3269	Cdn$1.2957

On March 26, 2021, the daily rate for United States dollars in terms of the Canadian dollar, as quoted by the Bank of Canada, was US $1.00 = Cdn$1.248.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Canadian and United States securities laws. Forward- looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words including, but not limited to the following; “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are based on the Company’s current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated.

Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the risk factors set forth in the section entitled “Risk Factors” in this Annual Report.

SUMMARY OF RISK FACTORS

We and our business are subject to material risks, which could cause actual results, performance and achievements to differ materially from those anticipated, and the risk factors set forth in the section entitled “Risk Factors” beginning on page 22 of this Annual Report. These risks can be summarized as follows:

Business Related Risks

●	Our business and operations are subject to risks and uncertainty surrounding the future spread of COVID-19 and related variants as well as the potential impact that these may have on our future operations.
●	We have incurred operating losses in some of our historical periods and we could incur additional losses until we successfully integrate acquired practices, improve collections for procedures and reduce operating expenses.
●	We may need to raise additional funds to finance our operations and our expansion and growth plans; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.
●	Our business is not highly diversified and approximately 90% of our case volume is currently concentrated in Colorado, Louisiana and Texas where we are susceptible to local and regional fluctuations in demand for our service, downturns in the economy, adverse weather conditions, changes in local or state regulations, and other localized market changes.
●	We face significant competition from other healthcare providers for patients, physicians, nurses and technical staff. Some of our competitors are larger and have longstanding and well-established relationships with physicians and third-party payors in the community.
●	We have a forbearance in connection with a formal notification from Central Bank & Trust, a part of Farmers & Stockmens Bank, related to our loan and credit facility, which alleged an event of default.
●	We have negotiated revisions to our term loan and operating line with Central Bank and received a commitment letter to increase our operating line to $4.5 million and to repay approximately $2 million under our term loan.
●	The operating and financial restrictions and covenants in our loan agreement with Central Bank may adversely affect our ability to finance future operations or capital needs or to engage in other business activities, including acquisition activities and organic growth and expansion.
●	Our founder and director, Preston Parsons, is our single largest shareholder and beneficially owns approximately 22 million shares or 38.3% of our issued and outstanding shares of common stock. Mr. Parsons has the ability to influence the outcome of matters submitted to our shareholders for approval.
●	Certain institutional investors beneficially own more than 5% of our issued and outstanding shares of common stock and may be able to influence the outcome of matters submitted to our shareholders for approval or propose changes that may disrupt our business.

●	Our development will depend on the efforts of key management, key personnel and our relationships with medical partners in the surgical industry, and the loss of any of these people and partnerships, particularly to competitors, could have a material adverse effect on our business.
●	We depend on payments from third-party payors, including private insurers, managed care organizations and hospitals, which may cause fluctuations in our revenue and delays and uncertainties in the reimbursement rate and the timing of reimbursement.
●	Value-based purchasing initiatives of both governmental and private payors tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of hospitals and other health care facilities where we operate and may negatively impact our revenues.
●	Public scrutiny of the intraoperative neuromonitoring industry in general could have a material adverse effect on our business and results of operations.
●	Accounting adjustments due to changes in circumstances or estimates may require us to write off accounts receivables or write down intangible assets, such as goodwill, may have a material impact on our financial reporting and results of operations.
●	Our business strategy has been to grow through expansion. Our efforts to execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition transactions on acceptable terms.
●	Our success, in large part, is dependent upon referrals to our physicians from other physicians, systems, health plans and others in the communities in which we operate, and upon our medical staff’s ability to maintain good relations with these referral sources.
●	We may be involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims.
●	We are subject to rising costs, including malpractice insurance premiums or claims may adversely affect our business.
●	Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
●	There is currently a shortage of certified, interoperative neurophysiologists in the United States.

Healthcare Industry Regulatory Risks

●	The health care industry is heavily regulated, and we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. These regulations include:
o	Anti-Kickback Statute, a provision of the Social Security Act of 1972
o	Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law
o	Health Insurance Portability and Accountability Act of 1996
o	Affordable Care Act
o	Health Care and Education Reconciliation Act of 2010
o	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)
●	If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.
●	As a healthcare provider, we are subject to professional liability claims both directly via our INP staff and indirectly through the malpractice of our reading partners and surgical partners.

●	Political and regulatory changes, including insurance options, billing restrictions, patient rights and reimbursement regulation, may have a negative impact on the healthcare industry and our business.

Risk Related to our Stock

●	We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.
●	Broad market and industry factors may affect the price of our common shares, regardless of our actual operating performance.
●	Our common stock is defined as “penny stock” under the Exchange Act, and the rules promulgated thereunder.
●	Our common stock is listed in Canada on the TSX-V and quoted on the OTCQB, but we are not listed on any national securities exchange.
●	The issuance of shares of common stock upon exercise of outstanding warrants could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

The foregoing is a summary of significant risk factors that we think could cause our actual results to differ materially from expected results. However, there could be additional risk factors besides those listed herein that also could affect us in an adverse manner. You should read the risk factors set forth in the section entitled “Risk Factors” beginning on page 22 of this Annual Report.

POTENTIAL IMPACT OF THE COVID-19 PANDEMIC

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to over 150 countries and every state in the United States. On January 30, 2020, the World Health Organization declared the outbreak of coronavirus a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency. The spread of the virus in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets and supply chains. The pandemic has had, and could have a significantly greater, material adverse effect on the U.S. economy where we conduct our business. The pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

Operations related to the support of surgical procedures may experience a delay in implementation due to the pandemic, including delays and cancellations of elective procedures.

The COVID-19 pandemic may also impact our workforce, supply chains or distribution networks or otherwise impact our ability to restock our medical device and supply inventories and depending upon the severity of the COVID-19 coronavirus’ continued spread in the United States and other countries, we may experience disruptions that could severely impact our business, including:

●	limitation of company operations, including work from home policies and office closures;
●	one or more key officers and/or employees could be personally affected by the virus;
●	delays or difficulties in scheduling of surgical procedures that use our services;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site staff;
●	diversion of healthcare resources away from the elective surgeries, including the diversion of hospitals facilities and hospital staff;
●	interruptions due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on our business, due to sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
●	could impact the timing of reimbursement from commercial insurance companies.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. In early December 2020, authorities in the United Kingdom reported mutations of the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), which may indicate that the virus is replacing older versions of the virus and may increase the ability to infect cells. Subsequently, other mutations have been reported.

Since December 11, 2020, the U.S. Food and Drug Administration (“FDA”) issued emergency use authorization (“EUA”) for vaccines developed by Pfizer-BioNTech, Moderna, Inc. and Johnson and Johnson for the prevention of COVID-19 caused SARS-CoV-2. As of March 26, 2021, the Center for Disease Control and Prevention has reported 136,684,688 doses of COVID-19 vaccines have been administered, approximately 27% of the U.S. population has received one dose and approximately 14.7% of the U.S. population has been fully vaccinated. Other vaccine manufacturers are anticipated to receive FDA approval for additional vaccines. The emergency use authorizations allow the vaccines to be distributed in the U.S. While clinical trials of the vaccines demonstrated a high degree of effectiveness, there remains uncertainty as to the effectiveness of the vaccines outside clinical trials, the timing of the rollout of the vaccines, the immunization and acceptance rate, potential side effects of the vaccines, potential mutation of COVID-19 in response to the vaccines and other risks and uncertainties.

The extent to which the COVID-19 coronavirus may continue to impact our business and our profitability and growth will depend on future developments to combat COVID-19, which are highly uncertain and cannot be predicted with confidence, such as the effectiveness of vaccines, the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Health & Safety Measures Assure has taken include:

●	cancellation of all non-essential travel;
●	indefinite work from home policy for all employees not engaged in on-site medical facility activities;
●	mandatory self-quarantine for anyone who has experienced any flu-like symptoms or has had contact with anyone believed to have been exposed to COVID-19; and
●	capital and financial measures to increase cash position and preserve financial flexibility.

Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. However, the COVID-19 pandemic has had an immediate negative impact on our business and services revenue in 2020, which may continue in 2021.

PART I

ITEM 1. BUSINESS

CORPORATE BACKGROUND

Assure Holding Corp., formerly Montreux Capital Corp, a Canadian Capital Pool Company, was formed under the British Columbia Business Corporations Act in British Columbia, Canada on September 24, 2007, and continued into the state of Nevada corporation, pursuant to its Articles of Domestication filed with the Nevada Secretary of State on May 15, 2017.

Our executive office address is 4600 South Ulster Street, Suite 1225, Denver, Colorado 80237. The telephone number for our executive office is (720) 287-3093. We maintain a corporate website at www.assureneuromonitoring.com.

Corporate Structure

Assure Holdings Corp:

Assure Holding Corp., formerly Montreux Capital  Corp, a Canadian Capital  Pool Company  (“Montreux”), was formed under the British Columbia Business Corporations Act in British Columbia, Canada on September 24, 2007 and is a Nevada corporation, existing under  the laws of the State of Nevada pursuant to its Articles of Domestication filed with the Nevada  Secretary  of State on May 15, 2017. Assure Holdings  Corp. and its subsidiaries core business is to provide physicians with a comprehensive  suite of services for Intraoperative Neurophysiological Monitoring. A Canadian Capital Pool Company is a special purpose acquisition company organized for the purposes of completing acquisition  transactions, known as “qualifying transactions,” with operating  companies for the purposes of taking the operating  companies public in Canada. Qualifying transactions are subject to Canadian securities laws and exchange listing requirements.

Assure Holdings, Inc:

Our direct subsidiary is Assure Holdings, Inc., a Colorado corporation, formed under the laws of the State of Colorado on November 7, 2016. Assure Holdings, Inc. became a wholly owned subsidiary of Assure Holdings Corp. on May 15, 2017 when Assure Holdings Inc. and its shareholders and Montreux, and its shareholders, entered  into  a Share  Exchange  Agreement  pursuant to which the shareholders of  Assure Holdings, Inc. received shares of Montreux as consideration for their assignment of their shares in Assure Holdings, Inc. to Montreux in the “Qualifying Transaction” under the rules of the TSX Venture Exchange (“TSX-V”). One of the primary  objectives of the Qualifying Transactions was to facilitate our going public and listing on the TSX-V. Concurrent with the closing of the Qualifying Transaction, 6,392,060 subscription  receipts issued by Assure Holdings, Inc. at a purchase price of Cdn$0.50 per subscription receipt, for gross proceeds of Cdn$3,196,030, were automatically converted into 6,392,060 shares of common stock of Montreux.

Assure Holdings,  Inc. is the sole member of Assure Neuromonitoring, LLC (“Assure Neuromonitoring”), a Colorado limited liability company formed under the laws of the state of Colorado on August 25, 2015. Prior to the Qualifying Transaction, Preston Parsons owned a controlling ownership interest in Assure Neuromonitoring. Upon closing of the Qualifying Transaction, Preston Parsons was appointed as a member of the Board  of Directors  and Chief Executive Officer and held a controlling  interest in Assure Holdings Corp.  On May 15, 2018, Mr.  Parsons  resigned as Chief Executive Officer and was appointed as Founder. Mr.  Parsons  continues  to serve as a member  of the Board  of Directors  of Assure Holdings  Corp.  and is employed by the entity to focus on growth initiatives. Assure Neuromonitoring became a wholly owned subsidiary of Assure Holdings, Inc. on November 7, 2016, when its members assigned their interest in Assure Neuromonitoring to Assure Holdings, Inc. for shares of Assure Holdings, Inc.

Assure Holdings, Inc. is the sole member of Assure Networks,  LLC (“Assure Networks”), a Colorado limited liability company formed under the laws of the state of Colorado on November  2, 2016. Prior to the Reorganization and Qualifying Transaction, Preston Parsons owned a controlling ownership interest in Assure Networks.  Assure Networks  became a wholly owned subsidiary  of Assure Holdings,  Inc. on November  7, 2016, when its members assigned their interest in Assure Networks  to Assure Holdings,  Inc. for shares of Assure Holdings, Inc.

Assure Holdings, Inc. is the sole member of Assure Equipment Leasing, LLC (“Assure Equipment Leasing”), a Colorado limited liability company formed under the laws of the state of Colorado on April 20, 2020.

Assure Neuromonitoring:

Assure Neuromonitoring exists for the purpose of facilitating the performance of the technical component of IONM  (the “Technical Component”). Assure Neuromonitoring, either directly or by and through  the Assure Neuromonitoring subsidiaries, employs interoperative neurophysiologists who utilize technical equipment and technical training to monitor EEG and EMG and a number of complex modalities during surgical procedures and to pre-emptively notify the underlying surgeon of any nerve related issues that are identified. The neurophysiologists perform their services in the operating  room during the surgeries. The neurophysiologists are certified by a third party credentialing agency.

Assure Networks:

Assure Networks  exist for the purpose  of  facilitating  the performance of  the professional  component of IONM  (the “Professional Component”). Assure Networks,  either directly or by and  through  the Assure Networks subsidiaries,  owns interest in entities that  either (i) directly perform  the Professional  Component through third party contracted neurologists  or oversight  reading  physicians,  or (ii) provide  management services for entities owned by licensed physicians.

Ownership Model:

In the instances where Assure Networks, or the applicable subsidiaries, own an interest in the entity performing the Professional Component, such structure is based on a legal analysis that is completed by a third party law firm to determine the specific state law requirements  with respect to the corporate practice of medicine. Once Assure Networks or the applicable Assure Networks Subsidiaries obtains a legal option regarding the recommended  legal structure,  the applicable entity is established.

Management Services Model:

In the instances where Assure Networks  or the applicable Assure Networks  Subsidiaries is unable to own an interest in the entity performing the professional component due to state specific regulations, Assure Networks or the applicable Assure Networks Subsidiaries enters into a management services agreement whereby Assure Networks  or the applicable Assure Networks  Subsidiaries agrees to perform management services on behalf of  a third  party  unrelated  entity  performing  the Professional  Component and  is paid  fair market  value compensation for such services. The fair market  value compensation is based on a third  party  fair market value valuation  prepared  by a professional  valuation  firm engaged by Assure Networks  or the applicable Assure Networks  Subsidiary.

Assure Networks Texas Holdings, LLC:

Assure  Networks  Texas Holdings,  LLC  (“Assure Networks Texas Holdings”) is a Texas limited  liability company, formed under the laws of the State of Texas on November  12, 2019. On October 31, 2019, Assure Networks Texas Holdings, a wholly owned subsidiary of Assure Networks, acquired all of the assets of Neuro- Pro  Series, LLC,  Neuro-Pro Mgmt.,  LLC,  Neuro-Pro Monitoring, LLC,  MONRV, PLLC,  NPJC,  LLC, MONRVortho, PLLC,  NPJCorto LLC and PRONRV, LLC (collectively, the “Neuro-Pro Asset Purchase”). The Neuro-Pro Asset Purchase  increased the number  of cases for both  the Technical Component and the Professional  Component and  expanded  the  presence  for  Assure  Neuromonitoring, the  Assure Neuromonitoring Subsidiaries, Assure Networks and the Assure Networks Subsidiaries in the State of Texas.

The following chart illustrates the organization corporate structure of Assure:

Assure Holdings Corp.
Organizational Structure

DESCRIPTION OF BUSINESS

Assure is focused on providing surgeons, with a comprehensive suite of Intraoperative Neurophysiological monitoring or “IONM” services. IONM has been well established as a standard of care for over 20 years as a risk mitigation tool during invasive surgeries such as neurosurgeries, spinal procedures, ear, nose and throat surgeries, and vascular surgeries and other surgical procures that place the nervous system at risk.

We train and employ an intraoperative neurophysiologic (“INP”) staff that are on site in the operating room during each procedure and monitors the surgical procedure using state of the art, commercially available, diagnostic medical equipment. Our Interoperative Neurophysiologists are certified by ABRET, an internationally recognized third-party credentialing agency. We provide two types of services during each procedure, neurophysiological and professional IONM. Our in-house Interoperative Neurophysiologist staff provide Technical Services. The Professional IONM component of our business is operated through Managed Service Agreements with PEs. These PEs are contracted with neurologists/readers to provide IONM coverage in a telehealth capacity as a level of redundancy and risk mitigation in addition to the onsite Technical Services. All IONM procedures include both Professional services (neurologist) and Technical services (intraoperative monitoring). The success of our service depends upon the timely and successful interpretation of the data signals by our Interoperative Neurophysiologist and the reader, and the ability of the professional team to quickly determine if there is a deficit and the surgical intervention required to positively impact the patient and surgery. Collectively, the Technical and Professional IONM services provide a turnkey platform to help make surgeries safer. Our goal is to establish Assure as the premier provider of IONM services by offering a value-added platform that handles every component from scheduling, case coverage, patient advocacy, education, research and billing and collections. Our strategy focuses on utilizing best of class personnel and partners to deliver outcomes that are beneficial to all stakeholders including patients, surgeons, hospitals, insurers, and shareholders.

We primarily engage in the neuromonitoring of neurosurgeries, spinal procedures and vascular surgeries. The expansion into additional surgical verticals is part of our growth strategy. By applying our neuromonitoring platform to additional surgical verticals such as ear nose and throat, orthopedic and others, the addressable market for our service can be greatly expanded. We currently have operations in Louisiana, Michigan, Arizona, Pennsylvania, Texas, Colorado, and South Carolina. Our continued geographic expansion initiatives coupled with the surgical vertical expansion efforts and selective acquisitions are expected to generate substantial growth opportunities going forward. Our intention is to grow our operations by developing additional Managed Services Agreement relationships and directly contracting with hospitals and surgery centers for services. In the future, it may be necessary for us to raise additional funds for the continuing development of our business plan.

Our Services

Assure offers a turnkey full suite of IONM services from scheduling of the INP and supervising practitioner, real time monitoring and subsequent billing for the services. Assure strives to pair a Surgeon with a team of INPs in order to promote a level of familiarity, comfort and efficiency between the Surgeon and the INP. Assure core business provides IONM services for approximately 131 surgeons in 66 hospitals and surgery centers (which we refer to as “Procedure Facilities”) located in: Colorado, Texas, Louisiana, Pennsylvania, Michigan, South Carolina and Arizona.

Prior to the IONM procedure, Assure Neuromonitoring will coordinate with the Surgeon’s office to obtain the necessary information and documentation to provide IONM services, such as the patients’ insurance information, patients’ demographic information and office/clinic notes. Assure Neuromonitoring provides educational materials to the Surgeons office for inclusion in each surgical patient’s pre-operative packets, in order to educate and provide comfort to the patient about IONM services. Prior to the surgery, an Assure Patient Advocate Professional connects with the patient to explain our role during the surgery, the benefits of IONM and billing issues that may affect the patient. Assure’s INP will arrive at the hospital with an IONM unit and disposable supplies and electrodes. The INP will meet with the patient to explain their role during the surgery, discuss the patients pertinent past medical history, explain the risks and benefits associated with IONM and have the patient sign consenting forms for IONM to be utilized on their procedure.

During the surgery, the INP will continuously monitor the functional integrity of the peripheral or central nervous system by recording, troubleshooting, documenting and communicating activity arising from the brain, spinal cord, peripheral nerves, somatosensory or motor nerve systems using the IONM Unit provided by us and communicating results in real-time to the surgeon. Following the procedure, assuming the patient has health care insurance under a commercial health care policy, we will invoice the insurance company directly for Interoperative Neurophysiologist services. The invoice provided to the insurance company will detail each modality monitored by the INP for the neural protection of the patient during the procedure. After we have submitted the claim to the private insurance company, our Patient Advocate Professional will contact the patient to further explain the details on the explanation of benefits insurance form and to ensure the patient was satisfied with the level of service provided by us. In the event a patient is uninsured, or has insurance coverage under a government health care policy (Medicare, Medicaid, Tricare or Veterans Administration) the facility where the procedure took place will be billed for the IONM services for the patient, as agreed to in each facility service contract.

Our current suite of services includes supporting predominately neurosurgeries, spinal surgeries nationally, as well as vascular surgeries and ENT surgeries in a more regional basis. Through organic growth and anticipated business acquisitions, we plan to expand our suite of services to include orthopedic, genitourinary, ENT and vascular surgeries nationally. We plan to expand in additional procedural verticals to further diversify the suite of services it provides to our surgeon and hospital partners. We will also be participating in clinical research opportunities, furthering the field of IONM and standing out as an industry leader.

Assure Interoperative Neurophysiologists

Assure currently employs 62 specialized IONM INPs that are board certified CNIM or board eligible CNIM by ABRET. ABRET seeks to encourage, establish and maintain standards of clinical EEG, Evoked Potential Technology, and Neurophysiologic Intraoperative and long-term monitoring, by offering credentialing exams to evaluate the skills and knowledge of technologists, and by supporting lab accreditation.

Assure has developed an Intraoperative Neurophysiologist Fellowship program. This Fellowship program will train new INPs from start to board certification, allowing for consistently high caliber well trained professional INPs for placement into emerging and growing markets. Training and developing our own talent pool allow for more flexible scalability.

Hospital Agreements

Assure Neuromonitoring must enter into a contracted services agreement with each Procedure Facility it provides IONM services prior to initiating IONM services. The purpose of these agreements is to ensure that Assure Neuromonitoring provide all of its services in accordance with all regulatory and accreditation standards, including those requirements imposed by the Joint Commission, the CMS  and all applicable federal, state and local laws.

Pursuant to these agreements, Assure Neuromonitoring has agreed to provide IONM services and shall ensure the real-time interpretation of such monitoring to patients.

Each INP is required to be approved and decreed privileges to practice IONM by each of the contracted facilities. All INP who are performing onsite monitoring must be certified or board eligible from one of the following organizations (i) American Board of Neurophysiologic Monitoring; (ii) American Board of Electrodiagnostic Technologists; or (iii) ABRET.

Our Patients

We service patients across multiple verticals (spine, neurosurgery, orthopedic, vascular, ear, nose, and throat) and geographic areas (primarily Texas, Colorado and Louisiana). Over half our patients commonly have commercial health insurance coverage (“Commercial Payor”) and we are compensated via their health insurance plan. The remainder of our patients, who do not have insurance coverage, compensate us via hospital agreements. Regardless of type of payment and whether the patient has insurance coverage, Assure provides the same high level of service and quality of care. The majority of our Commercial Payors are billed out of network and we negotiate payment for each claim. The remainder of Commercial Payors utilize a contracted rate. The majority of contracted rates are via indirect agreements with third-party organizations or related entities of the Commercial Payor with a smaller portion in direct agreements with contracted rates.

Privacy

Assure is committed to protecting the privacy of its patients by safeguarding all medical information in compliance with the HIPAA. Assure’s processes are also fully compliant with the Health Information Technology for Economics and Clinical Health Act (Hitech). Assure currently relies on its data security by storing all confidential information including patient information with a third-party company called ShareFile, which is owned and operated by Citrix Systems, Inc. ShareFile has, among other security measures, a third- party validated application and datacenter control from SOC 2 and SSAE 18 audits, bank-level encryption technology, multiple data storage locations around the globe and disaster recovery centers in the United States and Europe. We rely upon these this party Companies and their cloud-based services to ensure all confidential information is safeguarded. Assure’s privacy policy is located on its website at www.assureneuromonitoring.com. The information on our website is not incorporated by reference into this Annual Report.

IONM MARKET IN THE UNITED STATES

Overview

Allied Market Research reported that the overall intraoperative neuromonitoring market in the US is expected to post a compound annual growth rate (“CAGR’’) of 6.6% by 2022 and generate $1.94 billion of revenue. The outsourced component of the IONM market in the US is expected to post a CAGR of 10.6% and reach $1.07 billion of revenue by 2022.

A key factor driving the growth of the market is the increasing number of surgeries for which IONM is required. IONM has been well established as a standard of care for over 20 years as a risk mitigation tool during invasive surgeries such as neurosurgery, spine, ear, nose, and throat, cardiovascular, and other surgical procures that place the nervous system at risk. Advances in technology and the growth of the geriatric population in the US are other factors increasing the number of spinal, musculoskeletal, and cardiovascular surgeries, which in turn is expected to drive market growth. Renowned medical institutions such as the Mayo Clinic are advocating greater adoption of IONM including requiring medical professionals to complete comprehensive neurophysiology training courses and hosting international IONM conferences.

Market Landscape

The IONM market is bifurcated into insourced and outsourced monitoring. The end user segment is categorized into hospital and ambulatory surgical centers. IONM finds its application in spinal surgery, neurosurgery, vascular surgery, ENT surgery, orthopedic surgery, and other surgeries related to the central or peripheral nervous system. IONM modalities include motor evoked potential, somatosensory evoked potential, electroencephalography, electromyography, brainstem auditory evoked potential, and visual evoked potential.

There has been a substantial increase in the use of IONM devices by hospitals and ambulatory surgical centers during complex surgeries. Moreover, the market is moving toward outsourced monitoring to provide advanced treatment options for patients suffering from chronic diseases.

With no dominant players in the industry, the intraoperative neuromonitoring market in the US is highly fragmented. Providers can generally be categorized into three groups: 1) Intraoperative neuromonitoring composed of hundreds of local and regional providers, including Assure, Medsurant, and National Neuro 2) In-sourced providers such as hospitals and 3) Bundled product companies offering neuromonitoring as part of a broader suite of services including Specialty Care and NuVasive. These bundled product companies are believed to be the largest IONM providers in the US, although each is estimated to individually comprise less than 10% of the overall US IONM market.

Market Size and Forecast

The combined US outsourced and insourced IONM market generated $1.24 billion in 2015 and is projected to reach $1.94 billion by 2022, growing at a CAGR of 6.6% from 2016 to 2022.

Market Segmentation by Application

Current market breakdown as relating to the current IONM utilization by procedure classification is approximately:

●	73% Spinal Surgery
●	12% Neurosurgery
●	10% Vascular Surgery
●	5% ENT, Orthopedic and Other

Surgical neurophysiology keeps on progressing, with the improvement of new applications such as brainstem mapping, spinal cord mapping, and proving the utilization of IONM in surgeries where the nervous system is not at primary risk but a secondary risk of the surgery (such as reducing post-operative deficits caused by malposition).

IONM utilization is also highly regional, with the eastern portions of the United States having higher utilization of IONM as compared to the central and western portions of the country, especially for orthopedic and vascular Surgery verticals. This regional nature is partly to do with the regional medico-legal issues but also the training of the surgeons. If surgeons train with effective IONM they are more likely to continue to use it in their practice in comparison to surgeons who either were not exposed to IONM or who were exposed to ineffective IONM. Assure currently capitalizes on a key relationship in supporting and working with a neurosurgery residency program.

There are large opportunities that Assure is working to capitalize on with respect to growing the use of IONM monitoring in the underutilized verticals. Assure aims to capture this market by investing in research, correlating improved outcomes in procedures that are not traditionally monitored or where IONM is underutilized. There are also many surgical disciplines that have not been explored with respect to if IONM could be function saving to the patient.

Drivers of the IONM Market

The US IONM market is expected to expand, driven by growth in procedures related to an aging population, increase in prevalence of chronic disorders, adoption of IONM in new surgeries, and increased interest in risk mitigation.

High volume of surgeries

Physicians use IONM during many surgeries. IONM is vital in obtaining real-time status of the nervous system. An increase in the volume of neurosurgeries, spinal surgeries, and orthopedic surgeries has fueled the demand for IONM services.

Advances in technology

With the improvement in healthcare facilities and advances in technology, vendors are developing innovative and efficient IONM devices. Companies such as Medtronic, Cadwell and Natus Medical extensively invest in R&D to develop advanced IONM devices.

Service providers such as SpecialtyCare, Neuro Alert, and Sentient Medical Systems offer advanced IONM services for various surgeries including neurosurgeries and ENT, cardiovascular, orthopedic, and spinal surgeries. These companies provide IONM devices such as EEG systems for real time monitoring of the nervous system. Advanced IONM devices help physicians to monitor and record complex patterns of neural activities.

Focus on patient safety

Surgeons use IONM as an additional line of safety during surgeries. IONM systems are used to monitor the nervous system and alert the surgeons prior to the threshold for injury. The IONM systems play a vital role during critical surgeries such as spinal surgeries that involve the insertion of instruments near the nerves or the spinal area and may cause damage to the nervous system. IONM also helps surgeons avoid or minimize common complications such as paraparesis, quadriplegia, and paraplegia that occur during surgeries.

Some of the reasons for the rising popularity of IONM are:

●	Safety: IONM helps decrease the risk of surgeries by about 90%. IONM systems are also widely accepted, as they are devices approved by the FDA.
●	Medico-legal obligations: End-users and hospitals use IONM systems to reduce medico- legal lawsuits from people that have undergone surgeries.
●	Growth in surgeries: Rising volume of technically demanding surgeries increases the need for advanced IONM tools.

Market Challenges

Cost of surgery with IONM

The cost of surgeries with IONM is more than those without IONM. Surgeries with IONM involve the expenses on IONM devices, intraoperative neurophysiologists, supervising practitioners, and disposable materials. The cost of surgeries restricts the adoption of IONM. Though IONM systems play a crucial role in invasive surgeries such as spinal, neurological and cardiovascular surgeries, it has not been proven to be a cost effective therapy in all procedures.

Limited interoperative neurophysiologists

Though the number of surgeries that need IONM is increasing rapidly in the US, only a limited number of interoperative neurophysiologists with expertise in IONM are available. Industry studies estimate that approximately 5,000 board certified interoperative neurophysiologists are currently working in the United States. Interoperative neurophysiologists with high levels of expertise are required to effectively use IONM devices to record data and diagnose patient alerts. There is also the risk of false recordings due to physiological artifacts arising from other sites. Only highly skilled interoperative neurophysiologists can perform IONM in hospitals, surgical centers, and neurophysiological laboratories and provide the greatest levels of service to the surgeons they support.

Competitive Environment

The market in the United States is highly fragmented, with the presence of national and local players. Large companies such as Specialty Care and NuVasive occupy the market along with medium- and small-sized vendors such as Accurate Neuromonitoring, Sentry Neuromonitoring and Neuromonitoring Associates.

Service providers including Assure collaborate with doctors and medical facilities to offer IONM service support and solutions.

Complications of IONM

Though the popularity of IONM is growing rapidly, there still risks and complications associated with IONM, as there is for any medical procedure.

●	Types of injuries induced by electrical current: Burns may occur at the contact of stimulating electrodes with tissue, when the current density is high. The leakage of high-frequency current through alternate pathways can also cause burns. As well as, high current flow can cause macro shock.
●	Use of needle electrodes: risk of infection at the electrode site.
●	Electrical cortical stimulation: Transcranial electrical cortical stimulation during MEP monitoring can cause tongue lacerations, oral injuries, and even mandibular fractures. These adverse effects occur due to forceful contraction of the biting muscles as a result of the stimulation. This risk is largely mitigated by appropriate use of bite blocks.

SEASONALITY

The surgical segment of the healthcare industry tends to be impacted by seasonality due to the nature of most benefit plans resetting on a calendar year basis. As patients utilize and reduce their remaining deductible throughout the year, we typically see an increase in volume throughout the year with the biggest impact coming in the fourth quarter. Historically, our annual revenues are overweighted in the fourth quarter.

COMPETITION

The industry in which we operate is highly competitive. We face significant competition from other healthcare providers for patients, physicians, nurses and technical staff. Some of our competitors are larger and have longstanding and well-established relationships with physicians and third-party payors in the community. We also compete with other healthcare providers in our efforts to hire and retain experienced professionals. As a result, we may have difficulty attracting or retaining key personnel or securing technical resources.

We compete with other IONM service providers for patients, surgeons, neurologist, and INPs. Some of our competitors have longstanding and well-established relationships with physicians and third-party payors in the community. Some of our competitors are hospitals that provide IONM services for surgeries occurring within their hospital facilities. Some of our competitors are also significantly larger than us, may have access to greater marketing, financial and other resources and may be better known in the general community. As a result of these factors, the Company may not be able to compete effectively against current and future competitors. See “Item 1A. Risk Factors” of this Annual Report.

GOVERNMENT REGULATION

We are subject to numerous federal, state and local laws, rules and regulations. Government regulation affects our business by controlling our growth, requiring licensure and certification for our facilities and the physicians and other healthcare personnel who provide services in our facilities and regulating the use of our properties.

Licensure and Accreditation

The healthcare facilities and our partner professionals are subject to professional and private licensing, certification and accreditation requirements. These include, but are not limited to, requirements imposed by Medicare, Medicaid, state licensing authorities, voluntary accrediting organizations and third-party private payors. Receipt and renewal of such licenses, certifications and accreditations are often based on inspections, surveys, audits, investigations or other reviews, some of which may require affirmative compliance actions by us that could be burdensome and expensive. The applicable standards may change in the future. There can be no assurance that we will be able to maintain all necessary licenses or certifications in good standing or that they will not be required to incur substantial costs in doing so. The failure to maintain all necessary licenses, certifications and accreditations in good standing, or the expenditure of substantial funds to maintain them, could have an adverse effect on our business.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration to induce the referral of a patient or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for by federal healthcare programs, including Medicare or Medicaid. A violation does not require proof that a person had actual knowledge of the statute or specific intent to violate the statute, and court decisions under the Anti- Kickback Statute have consistently held that the law is violated where one purpose of a payment is to induce or reward referrals. Violation of the federal anti-kickback statute could result in felony conviction, administrative penalties, liability (including penalties) under the False Claims Act and/or exclusion from federal healthcare programs.

A number of states have enacted anti-kickback laws (including so-called “fee splitting” laws) that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law.

Our management carefully considers the importance of anti-kickback laws when structuring company operations. That said, we cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Physician Self-Referral (“Stark”) Laws

The federal Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing “designated health services,” if the physician has a “financial relationship” with the entity, unless an exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain diagnostic imaging services, and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship, unless an exception applies. The exceptions to the federal Stark Law are numerous and often complex. The penalties for violating the Stark Law include civil penalties of up to $15 thousand for each violation and potential liability (including penalties) under the False Claims Act.

Some states have enacted statutes and regulations concerning physician self-referrals (i.e., referrals by physicians to health care entities with whom the physician has a financial relationship). Such physician self- referrals laws may apply to the referral of patients regardless of payor source and/or type of health care service. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state.

Our management carefully considers the importance of physician self-referral laws when structuring company operations. That said, we cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the Federal Stark Law or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

False Claims Act

The federal False Claims Act, 31 U.S.C. § 3729, imposes civil penalties for knowingly submitting or causing the submission of a false or fraudulent claim for payment from a government-sponsored program, such as Medicare and Medicaid. Violations of the False Claims Act present civil liability of treble damages plus a penalty of at least $11,181 per false claim. The False Claims Act has “whistleblower” or “qui tam” provisions that allow individuals to commence a civil action in the name of the government, and the whistleblower is entitled to share in any subsequent recovery (plus attorney’s fees). Many states also have enacted civil statutes that largely mirror the federal False Claims Act, but allow states to impose penalties in a state court.

The False Claims Act has been used by the federal government and private whistleblowers to bring enforcement actions under so-called “fraud and abuse” laws like the federal Anti-Kickback Statute and the Stark Law. Such actions are not based on a contention that claims for payment were factually false or inaccurate. Instead, such actions are based on the theory that accurate claims are deemed to be false/fraudulent if there has been noncompliance with some other material law or regulation. The existence of the False Claims Act, under which so-called qui tam plaintiffs can allege liability for a wide range of regulatory noncompliance, increases the potential for such actions to be brought and has increased the potential financial exposure for such actions. These actions are costly and time-consuming to defend.

Our management carefully considers the importance of compliance with all applicable laws and when structuring company operations. Our management is aware of and actively works to minimize risk related to potential qui tam plaintiffs. That said, we cannot assure that the applicable enforcement authorities or qui tam plaintiffs will not allege violations of the False Claims Act or analogous state false claims laws. A finding of liability under the False Claims Act could have a material adverse effect on our business, financial condition or results of operations.

Health Information Privacy and Data Security

The privacy and data security regulations  under the Health  Insurance  Portability and Accountability Act of 1996 (“HIPAA”), as amended,  contain  detailed requirements  concerning (1) the use and disclosure of individually  identifiable  patient  health  information (“PHI”);  (2) computer  and  data  security  standards regarding  the protection of  electronic  PHI  including  storage,  utilization,  access to and  transmission;  and (3) notification to individuals and the federal government in the event of a breach of unsecured PHI. HIPAA covered entities and business associates must implement certain administrative, physical, and technical security standards to protect  the integrity,  confidentiality  and  availability  of  certain  electronic  health  information received, maintained, or transmitted. Violations of the HIPAA  privacy and security rules may result in civil and criminal penalties, including a tiered system of civil money penalties that range from $100 to $50 thousand per violation,  with a cap of $1.5 million per year for identical  violations.  In the event of a breach,  a HIPAA covered entity must promptly notify affected individuals of a breach. All breaches must also be reported to the federal government. Where a breach affects more than 500 individuals, additional reporting obligations apply. In addition to federal enforcement, State attorneys general may bring civil actions on behalf of state residents for violations  of the HIPAA  privacy and security rules, obtain  damages  on behalf  of state residents,  and enjoin further  violations.  Many  states also have laws that  protect  the privacy and security of confidential, personal information, which may be similar to or even more stringent than HIPAA.  Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused. We expect increased federal and state privacy and security enforcement  efforts.

Our management carefully considers the importance of compliance will patient privacy and data security regulations when structuring company operations. Our management is aware of and actively works to minimize risk related to patient privacy and data security. That said, we cannot assure that a breach will not occur or that the applicable enforcement authorities will not allege violations of HIPAA’s patient privacy and data security regulations. A breach or an allegation of noncompliance with HIPAA’s patient privacy and data security regulations could have a material adverse effect on our business, financial condition or results of operations.

Environmental and Occupational Safety and Health Administration Regulations

We are subject to federal, state and local regulations governing the storage, use and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us, including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.

Other Federal and State Healthcare Laws

We are also subject to other federal and state healthcare laws that could have a material adverse effect on our business, financial condition or results of operations. The Health Care Fraud Statute, 18 U.S.C. § 1347, prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment, or both. The Health Care False Statement Statute, 18 U.S.C. § 1035, prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both. Under the Civil Monetary Penalties Law, a person (including an organization) is prohibited from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services where the person knows or should know (a) the items or services were not provided as described in the coding of the claim, (b) the claim is a false or fraudulent claim, (c) the claim is for a service furnished by an unlicensed physician, (d) the claim is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program, or (e) the items or services are medically unnecessary items or services. Violations of the law may result in penalties of up to $10 thousand per claim, treble damages, and exclusion from federal healthcare programs. The Civil Monetary Penalties Law also prohibits a person from transferring any remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services.

States have a wide variety of health care laws and regulations that potentially affect our operations and the operations of our partners. Many states have implemented laws and regulations related to so-called “tele- health,” which govern the use of technology to provide health care services, including allowing patients and providers to be in different geographic locations. Tele-health laws may apply to our operations, and the obligations they impose, vary wildly and are in a state of flux. Some states have so-called corporate practice of medicine prohibitions, which govern how physicians are organized to practice medicine (including corporate structure, employment and management). Such prohibitions are used to indirectly regulate ownership of heath care companies and/or management companies and the obligations they impose vary. Some states have “surprise billing” or out-of-network billing laws that impose a variety of obligations on health care providers and health plans. The failure to comply with all state regulatory obligations could be used by health plans to deny payment or to recoup funds, and any noncompliance could subject us to penalties or limitations that could have an adverse effect on our business. The obligations under “surprise billing” laws vary wildly, and many states are actively considering additional legislation and/or regulation in this area creating a state of flux in the law.

Many states have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. From time to time, private health plans attempt to use such laws as a basis to deny claims or recoup payments previously made to health care providers.

A determination of liability under any of the laws above could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable laws.

Other Regulations

In addition to the regulatory initiatives described above, healthcare facilities, including our partner facilities, are subject to a wide variety of federal, state, and local environmental and occupational health and safety laws and regulations that may affect their operations, facilities, and properties. Violations of these laws could subject us to civil penalties and fines for not investigating and remedying any contamination by hazardous substances, as well as other liability from third parties.

HUMAN CAPITAL - EMPLOYEES

Our human capital resources consists of employees and relationships that we maintain with third party service providers, including surgeons and hospitals.

As of December 31, 2020, we had 91 full-time employees.

Our employees are employed to perform the following functions:

• Management: 8 employees

• Medical service professionals: Assure currently employs 59 specialized IONM INPs that are board certified CNIM or board eligible CNIM by ABRET.

• Billing and accounting: 17 employees

• General and administrative: 3 employees

• Sales: 4 employees

While we do not use any formal human capital measures or objectives, we focus our hiring efforts on offering competitive opportunities, which means recruitment, training and retaining personnel that demonstrate a high level of technical expertise and experience in the medical profession. We value diversity, professionalism, safety and collaboration within our organization.

None of our employees are represented by a labor union covered by a collective bargaining agreement. As of the date of this Annual Report on Form 10-K, we have not experienced any work stoppages.

RECENT CORPORATE DEVELOPMENTS

2020 Capital Raising Transactions

We have financed our cash requirements primarily from revenues generated from its services, by utilizing a bank promissory note and line of credit, a loan under the Paycheck Protection Program, from the issuances of convertible debentures, and from the sale of common stock.

Convertible Debt Financings

On November 22, 2019, we launched a non-brokered private placement of convertible debenture units. Each convertible debenture unit was offered at a price of $1,000 and consisted of one convertible debenture with a face value of $1,000, convertible into common stock at a conversion price of $1.40 per share for a period of four years, and 357 common share purchase warrants, each warrant exercisable by the holder to acquire one share of common stock at a price of $1.90 per share for a period of three years. The convertible debenture units carry a 9% annual coupon rate.

On December 13, 2019, we closed on the first tranche for gross proceeds of $965 thousand. In connection with the closing, we issued convertible debentures with a face value of $965 thousand and 344,505 share purchase warrants. We paid finders a fee of $67 thousand and 48,250 warrants to purchase shares of the Company’s common stock at a price of $1.40 per share for three years.

From January 2020 to April 2020, we closed on three separate tranches for total proceeds of $1.7 million. In connection with the closings, we issued convertible debentures with a face value of $1.7 million and 590,835 share purchase warrants. We paid finders a fee of $79 thousand and 56,299 warrants to purchase shares of the Company’s common stock at a price of $1.40 per share for three years.

At the end of April 2020, we launched a separate non-brokered private placement of convertible debenture units. Each convertible debenture unit consisted of one convertible debenture with a face value of $1,000, convertible into shares of common stock at a conversion price of $0.67 for a period of four years and 1,000 common share purchase warrants exercisable by the holder to purchase shares of common stock at a price of $1.00 per share for a period of three years. The convertible debenture carries a 9% annual coupon rate. On May 21, 2020, we closed the offering for proceeds of $830 thousand and issued convertible debentures with a face value of $830 thousand and 830,000 share purchase warrants. We paid finders a fee of $23 thousand and 34,476 warrants exercisable to purchase shares of common stock at a price of $1.00 per share for four years.

The net proceeds from these tranches of the Offering are being utilized for working capital purposes.

Bank Loan Facility

Commencing in 2018, the Company utilized a line of credit provided by its bank to fund its operations. The line of credit provided up to $1.0 million of borrowings and bore interest at the one-month  London Inter-bank Offered Rate (“LIBOR”) rate plus 3.5% and was originally expected to mature on March 25, 2019.

During January 2019, the Company cancelled its existing line of credit and entered into a $2.0 million promissory note and a $1.0 million line of credit with its existing bank. The promissory note bore interest at 6% and required monthly principal and interest payment of $61 thousand through maturity in January 2022. During March 2020, the Company amended the line of credit to extend the maturity date from March 2020 to September 2020. The Company made monthly payments of $167 thousand from April 2020 through September 2020. The line of credit bore interest at an index rate that fluctuates with the one-month LIBOR rate plus 3.5%. The line of credit was secured by all the Company’s assets.

In August 12, 2020, the Company entered into a new $4.0 million term loan and a $2.5 million operating line of credit (together, the “Loan Facility”) with Central Bank & Trust, a part of Farmers & Stockmens Bank (“Central Bank”). Under the conditions of the agreement governing the Loan Facility, the Term Loan bears interest at the Wall Street Journal prime rate (“WSJ”) plus 2.0% and matures on August 12, 2024. Commencing on August 1, 2021, principal payments in the amount of $308 thousand, together with interest, shall be made quarterly on the Term Loan until maturity. In addition, the operating line bears interest at a rate of WSJ plus 2.0% and matures on August 12, 2022. Commencing on September 1, 2020 and continuing on the first calendar day of each month until maturity, interest on the Operating Line is due. Assure did not issue any shares, warrants, or options in connection with this transaction. The Loan Facility is secured by a first-ranking security interest in all of the present and future undertakings, property and assets of Assure Holdings Corp. and its subsidiaries.

A portion of the proceeds of the loan facility were used to pay off the existing outstanding bank indebtedness and the remaining indebtedness related to an acquisition and to fund working capital.

On September 10, 2020, Central Bank advised the Company additional reserves recorded by us against its accounts receivable constituted a material adverse change in our assets, which thereby triggered an event of default under the loan agreement. We and Central Bank have entered a forbearance agreement and have renegotiated the terms of the Loan Agreement. Under the terms of our renegotiation, we received a commitment letter to increase our operating line to $4.5 million and to repay approximately $2 million under our term loan.

SBA Paycheck Protection Program – April 2020

During April 2020, the Company received an unsecured loan under the United States Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.2 million. The two-year, SBA-administered PPP loan has an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on December 1, 2020. All or a portion of the PPP Loan may be forgiven if the Company maintains its employment and compensation within certain parameters following the loan origination date and the proceeds of the PPP Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020. On November 20, 2020, the PPP Loan was fully discharged and forgiven.

July 2020 Private Placement

On July 13, 2020, we issued 125,924 shares of common stock to two investors at $0.81 per share for gross proceeds of $120 thousand. The proceeds were used for general and administrative expense. The private placement was to two accredited investors and included the issuance of 62,962 warrants to purchase shares of the Company’s common stock at a price of $0.81 per share.

December 2020 Private Placement

On December 1, 2020, we entered into securities purchase agreements with the selling stockholders (the “Securities Purchase Agreements”) pursuant to which we sold and issued to the investors an aggregate of 16,357,703 units of the Company at an issue price of $0.64 per Unit, for gross proceeds of $10.5 million (the “December Private Placement”). Each unit consisted of one share of common stock and one common stock warrant, each exercisable to acquire one share of common stock at $0.78 per share for a period of five years from the date of issuance. Accordingly, we issued the Investors 16,357,703 shares of common stock and 16,357,703 common stock warrants in the December Private Placement.

Pursuant to the Securities Purchase Agreements, we entered into a registration rights agreement (the “Registration Rights Agreement”), requiring us to register the shares of common stock issued under the units and the shares of common stock acquirable upon exercise of the warrants for resale under the Securities Act. Under the terms of the Registration Rights Agreement, we agreed (a) to file a registration statement on Form S-1 with the Commission within 30 days of the Closing Date to register the Common Shares and the Common Shares acquirable upon exercise of the Warrants (collectively, the “Registrable Securities”) for resale by the Investors; (b) to cause the Registration Statement to be declared effective by the Commission on or prior to the 90th day after the Closing Date or, if the Registration Statement is reviewed by the Commission, the 120th day after the Closing Date (or if the Registration Statement is not declared effective by the Commission on or before February 11, 2021, at the end of a sixty (60) day period thereafter); (c) to maintain the effectiveness of the Registration Statement; and (d) to satisfy the current public information requirement required by Rule 144 under the Securities Act of 1933 or any other rule or regulation of the Commission to permit the Investors to sell the Registrable Securities to the public without registration. We agreed to pay the Investors liquidated damages of 1% of the purchase price for each 30 day period in which we are in default of these obligations. On December 30, 2020, the

Company filed a registration statement on Form S-1, in accordance with the terms of the Registration Rights Agreement. The registration statement was declared effective on February 12, 2021.

If the Common Shares acquirable upon exercise of the Warrants are not registered under the Registration Rights Agreement, the terms of the Warrants provide for a cashless exercise feature, under which the number of Common Shares to be issued will be based on the number of Common Shares for which Warrants are exercised multiplied by the difference between the five day VWAP of the Common Shares and the exercise price divided by the current market price at the time of the exercise.

In addition, officers and directors and holders of 5% or more of our outstanding shares of common stock to entered into Lock-Up Agreements pursuant to which they agreed that they will not, without the prior written consent, during the period commencing on the Closing Date and ending on the date that is sixty (60) days after the date of our final Annual Report is first filed pursuant to Rule 424(b)(3) under the Securities Act with respect to the Registrable Securities, offer, sell, contract to sell, pledge, grant any option to purchase or otherwise dispose of any of our securities; except in certain circumstances.

Under the Securities Purchase Agreement, we agreed that (a) for a period of ninety (90) days after the closing date, without the consent of a majority of the Investors, neither we nor any of our subsidiaries would issue shares of common stock or common stock equivalents and (b) until the earlier of (i) two years after the closing date or (ii) such time as the Investors, collectively, beneficially own less than five percent (5%) of our common stock, we would not enter into an agreement to effect any “Variable Rate Transaction”. The term “Variable Rate Transaction” shall mean a transaction in which we issue or sell (i) any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of our common stock either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of our common stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for our common stock or (ii) enters into any agreement, including, but not limited to, an equity line of credit, whereby we may sell securities at a future determined price. In addition, we agreed to certain buy-in rights in favor of the Investors for failure to comply with timely delivery of share certificates within three business days if an Investor is required to cover settlement in connection with our failure.

In connection with the December Private Placement, we paid the Agent a cash commission representing approximately 8% (4% for the proceeds received from Investors who are directors, officers and employees of Assure) of the gross proceeds of the December Private Placement.

On December 30, 2020, we filed a resale registration statement on Form S-1 with the Securities Exchange Commission as required under the Registration Rights Agreement.  On February 12, 2021, the registration statement was declared effective by the Securities Exchange Commission.

SBA Paycheck Protection Program – March 2021

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program in the amount of $1,664,770. Assure executed a PPP promissory note, which matures on February 25, 2026. The PPP Loan carries an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure is remitted by the SBA to the Bank of Oklahoma; and (ii) ten (10) months after the end of the twenty-four (24) week period following the grant of the Loan. All or a portion of the Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the twenty-four (24) week period following the loan origination date and the proceeds of the Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020.

Sentry Term Sheet

On February 25, 2021, the Company announced it signed a term sheet related to the proposed acquisition of Sentry Neuromonitoring, LLC, an intraoperative neuromonitoring services provider based in Texas with operations in Texas, Kansas and Missouri (“Sentry”).  The transaction is subject to a number of conditions, including negotiation of a definitive agreement, satisfactory due diligence, audited financial statements of Sentry and regulatory approvals.

Established in 2007, Sentry is a leading IONM company primarily serving the Greater Houston region. The company’s operational footprint also extends within Texas to Dallas-Ft. Worth and Austin and includes business relationships in Kansas and Missouri. In 2020, Sentry performed more than 5,500 IONM procedures and approximately 50% of these procedures were commercial insurance payors. The company currently employs 34 full-time staff, including 24 technologists supporting more than 50 surgeons at over 50 facilities.

There can be no assurance that the transaction with Sentry will be closed.

AVAILABLE INFORMATION

We make available, free of charge, on or through our Internet website, at www.assureneuromonitoring.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report.

Our reports and other information can be inspected on the SEC’s website at www.sec.gov. The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval (“SEDAR”). The Company’s reports which are filed on SEDAR can be found on the Company’s SEDAR profile at www.sedar.com.  Information contained in the Company’s SEDAR reports or connected thereto are not intended to be, and are not, incorporated into this Annual Report.

ITEM 1A. RISK FACTORS

Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “Risk Factors” are forward-looking statements. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations and it is not possible to predict all risk factors, nor can we assess the impact of all factors on us or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in or implied by any forward-looking statements.

Our risk factors are grouped into the following categories:

●	Business Related Risks;
●	Healthcare Industry Regulatory Risks and
●	Risks Related to Our Common Stock.

Business Related Risks

The COVID-19 coronavirus has and can continue to adversely impact our business.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to over 150 countries and every state in the United States. On January 30, 2020, the World Health Organization declared the outbreak of coronavirus a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency. The spread of the virus in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets and supply chains. The pandemic has had, and could have a significantly greater, material adverse effect on the U.S. economy where we conduct a majority of our business. The pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity. Operations related to the sale and use of medical devices and supplies utilized in surgical procedures may experience a delay in implementation and expansion our Business.

Since December 11, 2020, the U.S. Food and Drug Administration (“FDA”) issued the emergency use authorizations (“EUA”) for three vaccines developed for the prevention of COVID-19 caused SARS-CoV-2. Other vaccine manufacturers are anticipated to receive FDA approval for additional vaccines. The emergency use authorizations allow the vaccines to be distributed in the U.S. While clinical trials of the vaccines demonstrated a high degree of effectiveness, there remains uncertainty as to the effectiveness of the vaccines outside clinical trials, the timing of the rollout of the vaccines, the immunization and acceptance rate, potential side effects of the vaccines, potential mutation of COVID-19 in response to the vaccines and other risks and uncertainties.

The extent to which the COVID-19 coronavirus may continue to impact our business and our profitability and growth will depend on future developments to combat COVID-19, which are highly uncertain and cannot be predicted with confidence, such as the effectiveness of vaccines, the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

State and local governments may place mandates limiting elective surgeries in hospital facilities in order to reserve capacity for COVID-19 patients.

Historical negative operating results

In 2015, we launched our business as a neuromonitoring service company. Since its initial launch, the Company has generated operating losses in 2017 and 2020. The 2017 operating loss was due to a $16 million non-cash expense related to shares of stock granted to two executives of the Company. There will be no expense recognized in future periods for these share grants. The 2020 operating loss relates primarily to the Company reducing its revenue accrual rates and accounts receivable collection assumptions to be more in line with its current cash collection experience. The impact of this was approximately $20 million in 2020. Commencing September 30, 2020, the Company commenced updating its revenue accrual rates and accounts receivable collection assumptions on a quarterly basis. Previously this was done on a semi-annual basis. The quarterly updates should reduce the risk of volatile fluctuations like those experienced in 2020. While fluctuations in the revenue accrual rates and accounts receivable collection assumptions will occur in the future, the Company does not expect them to be as significant as those previously experienced.

Our plan is to grow our business through expansion and we anticipate that we will be required to raise additional funds to finance our operations; however, we may not be able to do so when necessary and/or on terms advantageous or acceptable to us.

We have financed our capital and cash requirements primarily from revenues generated from services, using a bank facility and line of credit, and issuing convertible debentures, common stock and warrants in private placement offerings. Our ability to maintain the carrying value of our assets and become profitable is dependent on successfully marketing our services, maintaining future profitable operations, improving our billing and collections processes, successfully negotiating pricing and payment arrangements with payors and maintaining our network of providers, the outcome of which cannot be predicted at this time. We intend to grow our operations by developing additional PE relationships and directly contracting with hospitals and surgery centers for services. In the future, we anticipate that it may be necessary for us to raise additional funds for the continuing development of our business strategy.

Our operations to date have consumed substantial amounts of cash and we have sustained negative cash flows from our operations for the last several years. We anticipate that we will require future additional capital, including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. Any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations.

Our business strategy is to grow through expansion and acquisitions; however, our business is currently not highly diversified.

Our business strategy has been to grow through expansion. Although we operate in Colorado, Texas, Louisiana, Pennsylvania, Michigan, South Carolina, and Arizona, approximately 90% of our case volume is currently concentrated in Colorado, Louisiana and Texas, where we are susceptible to local and regional fluctuations in demand for our service, downturns in the economy, adverse weather conditions, changes in local or state regulations, and other localized market changes.

Our efforts to expand and execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition transactions.  On February 25, 2021, we announced a term sheet related to the proposed acquisition of Sentry, a intraoperative neuromonitoring services provider based in Texas with operations in Texas, Kansas and Missouri. The transaction is subject to a number of conditions, including negotiation of a definitive agreement, satisfactory due diligence, audited financial statements of Sentry and regulatory approvals. Due diligence, negotiations and regulatory compliance make these acquisition transactions complex and may require extensive management resources to complete. There can be no assurance that the transaction with Sentry or any other transaction will be closed in a timely manner, if at all.

Our loan agreement subjects us to covenants that affect the conduct of business. In the event that our common shares do not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept our common shares as all or part of the purchase consideration, we may be required to use more of our cash resources, if available, or to rely solely on additional financing arrangements to pursue our acquisition and development strategy. We may not have sufficient capital resources or be able to obtain financing on terms acceptable to us for our acquisition and development strategy, which would limit our growth. Without sufficient capital resources to implement this strategy, our future growth could be limited and operations impaired. There can be no assurance that additional financing will be available to fund this growth strategy or that, if available, the financing will be on terms that are acceptable to us.

We face significant competition from other healthcare providers.

We compete with other IONM service providers for patients, surgeons, neurologist, and INPs. Some of our competitors have longstanding and well-established relationships with physicians and third-party payors in the community. Some of our competitors are hospitals that provide IONM services for surgeries occurring within their hospital facilities. Some of our competitors are also significantly larger than us, may have access to greater marketing, financial and other resources and may be better known in the general community.

The competition among service providers, facilities and hospitals for surgeons, neurologists, professional staff and patients has intensified in recent years. We face competition from other providers that perform similar services, both inside and outside of our primary service areas. Some of our competitors are owned by non- profit or governmental entities, which may be supported by endowments and charitable contributions or by public or governmental support. These competitors can make capital expenditures without paying sales tax, may hold the property without paying property taxes and may pay for the equipment out of earnings not burdened by income taxes. This competitive advantage may affect our ability to compete effectively with these non-profit or governmental entities.

There are several large, publicly traded companies, divisions or subsidiaries of large publicly held companies, and several private companies that develop and acquire specialty services, which may include neuromonitoring, and these companies compete with us in the acquisition of additional businesses. Further, many surgeon groups develop groups that provide ancillary services, using consultants who typically perform these services for a fee and who may take a small equity interest in the ongoing operations of a business. We can give no assurance that we can compete effectively in these areas. If we are unable to compete effectively to recruit new surgeons, neurologists, attract patients, enter into arrangements with managed care payors or acquire new facilities, our ability to implement our growth strategies successfully could be impaired. This may have an adverse effect on our business, results of operations and financial condition.

We received a notice of default from Central Bank related to our term loan and operating line.

On September 1, 2020, we received a formal notification from Central Bank & Trust, a part of Farmers & Stockmens Bank, which advised that the additional reserves recorded by the Company against its accounts receivable as of June 30, 2020 constituted a material adverse change in the assets of the Company which thereby triggered an event of default under the loan agreement dated August 12, 2020 between us and Central Bank. Our term loan and operating line with Central Bank are secured by virtually all of the assets of the Company. We received a forbearance from Central Bank and have negotiated revisions to our term loan and operating line. Under the terms of our renegotiation, we received a commitment letter to increase our operating line to $4.5 million and to repay approximately $2 million under our term loan. If we are unable to finalize an amendment to our Central Bank credit arrangement, we may need to accelerate repayment or face potential foreclosure under the security agreement with Central Bank.

Restrictive covenants in our loan agreement may restrict our ability to pursue our business strategies.

The operating and financial restrictions and covenants in our loan agreement may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such agreements limit our ability, among other things, to:

●	incur additional indebtedness or issue certain preferred equity;
●	pay dividends on, repurchase or make distributions in respect of our common shares, prepay, redeem, or repurchase certain debt or make;
●	other restricted payments;
●	make certain investments;
●	create certain liens;
●	enter into agreements restricting our subsidiaries’ ability to pay dividends, loan money, or transfer assets to us;
●	M&A activity requires the approval of Central Bank;
●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
●	enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under our loan agreement and permits the lenders to cease making loans to us. Upon the occurrence of an event of default under the loan agreement, the creditors thereunder could elect to declare all amounts outstanding to be immediately due and payable and, in the case of our revolving credit facility, which is a part of the loan agreement, terminate all commitments to extend further credit.

If our operating performance declines, we may be required to obtain waivers from the lender under the loan agreement to avoid defaults thereunder. If we are not able to obtain such waivers, our creditors could exercise their rights upon default.

Furthermore, if we were unable to repay the amounts due and payable under our secured obligations, the creditors thereunder could proceed against the collateral granted to them to secure our obligations thereunder. We have pledged a significant portion of our assets, including our ownership interests in all of our directly owned subsidiaries and all our accounts receivable as collateral under our loan agreement. If the creditor under our loan agreement accelerate the repayment of our debt obligations, we cannot assure you that we will have sufficient assets to repay our loan agreement, or will have the ability to borrow sufficient funds to refinance such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Our Founder and Director, Preston Parsons, has a controlling interest in Assure.

As of the date of this Annual Report, our founder and director, Preston Parsons, directly or indirectly, owns 20,473,740 shares of common stock and 156,250 warrants and options exercisable to acquire 1,000,000 shares of common stock, which in aggregate totals 21,629,990 shares of common stock (assuming full exercise of his warrants and options) or beneficial ownership of 38.1% of our issued and outstanding shares of common stock. Of the shares of common stock beneficially owned by Mr. Parsons, 3,300,000 shares were issued under a restricted stock grant agreement and are subject to forfeiture; which shares will vest on December 31, 2021 or earlier upon satisfaction of certain conditions. Mr. Parsons is our single largest shareholder and a control person for the purposes of Canadian and U.S. securities law. As a result, Mr. Parsons has the ability to influence the outcome of matters submitted to our shareholders for approval, which could include the election and removal of directors, amendments to our corporate governing documents and business combinations. In addition to his ability to influence matters submitted to our shareholders, the concentration of ownership in the hands of a single shareholder may discourage an unsolicited bid for our common stock and this may adversely impact the value and trading price of our common stock. In addition, sales of common stock by Mr. Parsons may adversely affect the trading price of our common stock.

Institutional investors beneficially own more than 5% of our issued and outstanding shares of common stock and may be able to influence the outcome of matters submitted to our shareholders for approval or propose changes that may disrupt our business.

As of the date of this Annual Report, certain institutional investors beneficially own more than 5% of our issued and outstanding shares of common stock, including the following Selling Shareholders named in the registration statement on Form S-1 that we filed with the SEC. Manchester Explorer, L.P., 9,375,000 shares of common stock (assuming exercise of the warrants); Special Situations Fund III QP, L.P., 6,581,346 shares of common stock (assuming exercise of the warrants); Special Situations Life Sciences Fund, L.P., 3,736,084 shares of common stock (assuming exercise of the warrants); and Special Situations Private Equity Fund, L.P., 3,125,000 shares of common stock (assuming exercise of the warrants). As a result, these institutional investors have the ability to influence the outcome of matters submitted to our shareholders for approval or may propose changes that may disrupt our business.

Reliance on key personnel, industry partners and our ability to hire experienced employees and professionals.

Our development will depend on the efforts of key management, key personnel and our relationships with medical partners in the surgical industry and our ability to hire experienced employees and professionals. Loss of any of these people and partnerships, particularly to competitors, could have a material adverse effect on our business. Further, with respect to the future development of our business, it is necessary to attract additional partners and personnel for such development.

The marketplace for key skilled personnel is becoming more competitive, which means the cost of hiring, training and retaining such personnel may increase. Our business is dependent on our ability to hire and retain employees who have advanced clinical and other technical skills. Employees who meet these high standards are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted. A limited supply of qualified applicants may also contribute to wage increases which outpace the rate of inflation

Factors outside our control, including competition for human capital and the high level of technical expertise and experience required to execute this development, will affect our ability to employ the specific personnel required. Due to our relatively small size, the failure to retain or attract a sufficient number of key skilled personnel and partnerships could have a material adverse effect on our business, results of future operations and financial condition.

The intraoperative neuromonitoring industry is relatively new and is subject to risk associated with public scrutiny and gaps in technician oversight and formal board reviews.

The intraoperative neuromonitoring industry is relatively new and many of service providers are small privately held providers of intraoperative neuromonitoring that lack quality assurance programs. Our competitors may be more susceptible to adverse patient outcomes, thus raising public scrutiny of the industry as a whole. Such public scrutiny could impact our ability to maintain and grow the business.

INPs within the intraoperative neuromonitoring industry are not subject to oversight or formal board reviews. Lack of oversight and reviews could lead to declining quality among providers who lack self-governed internal programs designed to ensure high-quality standards. Given the fragmented competitive landscape of the neuromonitoring industry, such gaps in appropriate clinical oversight could impact our ability to maintain or grow the business.

We are subject to fluctuations in revenues and payor mix.

We depend on payments from third-party payors, including private insurers, managed care organizations and government healthcare programs. We are dependent on private and, to a lesser extent, governmental third- party sources of payment for the procedures performed in Procedure Facilities. Our competitive position has been, and will continue to be, affected by reimbursement and co-payment initiatives undertaken by third- party payors, including insurance companies, and, to a lesser extent, employers, and Medicare and Medicaid.

As an increasing percentage of patients become subject to healthcare coverage arrangements with managed care payors, our success may depend in part on our ability to negotiate favorable contracts on behalf of Procedure Facilities with managed care organizations, employer groups and other private third-party payors. There can be no assurances that we will be able to enter into these arrangements on satisfactory terms in the future. Also, to the extent that Procedure Facilities have managed care contracts currently in place, there can be no assurance that such contracts will be renewed, or the rates of reimbursement held at current levels.

Managed care plans often set their reimbursement rates based on Medicare and Medicaid rates and consequently, although only a small portion of our revenues are from Medicare and Medicaid, the rates established by these payors may influence our revenues from private payors. As with most government reimbursement programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect our revenues and results of operations.

The Centers for Medicare and Medicaid Services introduced substantial changes to reimbursement and coverage related to ambulatory surgical centers (“ASC”). Under these ASC rules, reimbursement levels decreased and remain subject to change. Consequently, our operating margins may continue to be under pressure as a result of changes in payor mix and growth in operating expenses in excess of increases in payments by third-party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to privately insured patients is limited. This could have a material adverse effect on our business, operating results and financial condition.

We currently do not bill for Medicare or Medicaid procedures.

Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered and is recognized upon performance of the patient service. In determining net patient service revenue, management periodically reviews and evaluates historical payment data, payor mix and current economic conditions and adjusts, as required, the estimated collections as a percentage of gross billings in subsequent periods based on final settlements and collections. Management continues to monitor historical collections and market conditions to manage and report the effects of a change in estimates. While we believe that the current reporting and trending software provides us with an accurate estimate of net patient service revenues, any changes in collections or market conditions that we fail to accurately estimate or predict could have a material adverse effect on our operating results and financial condition.

We depend on reimbursement from a small group of third-party payers which could lead to delays and uncertainties in the reimbursement rate and process.

Approximately 60% of our accrued revenue for the twelve months ended December 31, 2020 relates to 24 third-party payors. The loss or disruption of any one of these payors could have an adverse effect on our business, results of operations and financial condition. Additionally, about 90% of our cash collections during the twelve months ended December 31,

2020 was concentrated among these same third party payors. Greater diversification of payors is dependent on expansion into new markets.

Our performance is greatly dependent on decisions that third-party Payors make regarding their out-of- network benefits and alternatively, our ability to negotiate profitable contracts with Third-Party Payors.

One of the complexities of our business is navigating the increasingly hostile environment for entities that are not participants in the health insurance companies’ (“Third-Party Payors”) provider networks (also referred to as an out-of-network provider or facility). Third-Party Payors negotiate discounted fees with providers and facilities in return for access to the patient populations which those Third-Party Payors cover. The providers and facilities that contractually agree to these rates become part of the Third-Party Payor’s “network”. We are currently out-of-network as to most Third-Party Payors.

There are several risks associated with not participating in Third-Party Payor networks. First, not all Third- Party Payors offer coverage to their patients for services rendered by non-participants in that Third-Party Payor’s network. Further, it is typically the case that patients with so-called “out-of-network benefits” will be obliged to pay higher co-pays, higher deductibles, and a larger percentage of co-insurance payments. In addition, because the out-of-network coverage often mandates payment at a “usual and customary rate”, the determination of the amounts payable by the Third-Party Payor can fluctuate.

Healthcare providers and facilities that choose not to participate in a Third-Party Payor’s network often face longer times for their claims to be processed and paid. Further, many Third-Party Payors aggressively audit claims from out-of-network providers and facilities and continuously change their benefit policies in various ways that restrict the ability of beneficiaries to access out of network benefits, and to restrict out-of-network providers from treating their beneficiaries. Consequently, it may become necessary for us to change our out- of-network strategy and join Third-Party Payor networks. This may require us to negotiate and maintain numerous contracts with various Third-Party Payors. In either case, our performance is greatly dependent upon decisions that Third-Party Payors make regarding their out-of-network benefits and alternatively, our ability to negotiate profitable contracts with Third-Party Payors.

If it becomes necessary for us to convert entirely to in-network, there is no guarantee that we will be able to successfully negotiate these contracts. Further, we may experience difficulty in establishing and maintaining relationships with health maintenance organizations, preferred provider organizations, and other Third-Party Payors. Out-of-network reimbursement rates are typically higher than in network reimbursement rates, so our revenue would likely decline if we move to an in-network provider strategy and fail to increase our volume of business sufficiently to offset reduced in-network reimbursement rates. These factors could adversely affect our revenues and our business.

Historically, all privately insured cases were billed on an out-of-network basis. Over the past eighteen months the Company has shifted some of the business to direct and indirect contracts with the payors and related parties. However, as of December 31, 2020, approximately 75% of our privately insured cases remain out of network basis, without any reimbursement rate protection or consistent in-network patient enrollments typically seen from an in-network agreement. Accordingly, we are susceptible to changes in reimbursement policies and procedures by third-party insurers and patients’ preference of using their out of network benefits which could have an adverse effect on our business, results of operations and financial condition.

The industry trend toward value-based purchasing may negatively impact our revenues.

We believe that value-based purchasing initiatives of both governmental and private payors tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of Procedure Facilities and may negatively impact our revenues if we are unable to meet expected quality standards.

We may be affected by the Patient Protection and Affordable Care Act (“ACA”), which contains several provisions intended to promote value-based purchasing in federal health care programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, while hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. There is a trend among private payors toward value-based purchasing of health care services, as well. Many large commercial health insurance payors require hospitals to report quality data, and several of these payors will not reimburse hospitals for certain preventable adverse events.

We expect value based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common, to involve a higher percentage of reimbursement amounts and to spread to reimbursement for ancillary services. Although we are unable to predict how this trend will affect our future results of operations, it could negatively impact our revenues if we are unable to meet quality standards established by both governmental and private payors.

State and Federal surprise billing legislation could lead to lower reimbursement rates.

The majority of U.S. states have laws protecting consumers against out-of-network balance billing or “surprise billing”. U.S. congressional committees have also proposed federal legislation to prohibit surprise billing. While consumer collections represent a negligible amount of our total revenue, most state surprise billing laws have established payment standards based on the median in-network rate or a multiplier of what Medicare would pay. These payment standards are often less than the average out-of-network payment and could therefore have an adverse effect on reimbursement rates. Although we have already experienced lower reimbursement rates from such laws, additional impact may be experienced as more states and/or federal legislation is adopted. Today, approximately 20% of our third-party payor revenue is contracted with in- network rate agreements and we are actively pursuing more in-network agreements to further mitigate this risk.

Our revenues will depend on our customers’ continued receipt of adequate reimbursement from private insurers and government sponsored healthcare programs.

Political, economic, and regulatory influences continue to change the healthcare industry in the United States. The ability of hospitals to pay fees for our products partially depends on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from private health coverage insurers and other similar organizations. We may have difficulty gaining market acceptance for the products we sell if third-party payors do not provide adequate coverage and reimbursement to hospitals. Major third- party payors of hospitals, such as private healthcare insurers, periodically revise their payment methodologies based, in part, upon changes in government sponsored healthcare programs. We cannot predict these periodic revisions with certainty, and such revisions may result in stricter standards for reimbursement of hospital charges for certain specified products, potentially adversely impacting our business, results of operations, and financial conditions.

Accounting adjustments due to changes in circumstances or estimates may require us to write off accounts receivables or write down intangible assets, such as goodwill, may have a material impact on our financial reporting and results of operations.

We have made accounting adjustments due to changes in circumstances or estimates. For example, we made adjustments by writing off accounts receivable due to changes in accounting estimates for collections and we may write off additional accounts receivable, intangible assets, such as goodwill, or may be required to make adjustments to our consolidated financial statements based on changes in circumstances.

Accounts Receivable

When commencing operations in 2016, the Company was provided with collection experience from its then third-party billing and collection company who billed on behalf of other neuromonitoring companies in the United States. The Company used this third-party collection experience to accrue revenue for its technical and professional neuromonitoring services. This practice continued until the end of 2018. At the end of 2018, the Company reviewed its own collection experience and determined that its collections for 2016 – 2017 technical and professional cases were lower than the amounts previously accrued. Accordingly, the Company reserved all its open accounts receivables to the amount determine from our actual historical collection experience. The Company then used its own collection experience to record technical and professional revenue for all subsequent services provided. In conjunction with the reserves recorded at the end of 2018, the Company instituted an accounting policy to update its technical and professional collection experience on a semi-annual basis based upon the average collection per procedure for the billings twenty four months prior.

The Company updated its technical and professional collection experience at the end of June 2019, December 2019 and June 2020. For each of these periods, the collection experience deteriorated from the previous semi-annual period estimates and additional reserves were recorded. In addition, at the end of December 2019 the Company reserved all of the previously recorded revenue amounts from a commercial insurance provider that refused to pay the Company for technical neuromonitoring cases.

In order to more precisely estimate and our accounts receivable reserves, in September 2020 the Company changed its accounting policy to update its technical and professional collection experience quarterly. This change in policy will not eliminate additional reserves being recorded for fluctuation in the technical and professional collection experience in future periods. However, our change in policy is expected to reduce the magnitude of future reserves that are recorded as a result of fluctuations in the Company’s collection experience.

Goodwill and Intangible Assets

As a result of purchase accounting for our acquisition transactions, our consolidated balance sheet at December 31, 2020 contains intangible assets designated as either goodwill or intangibles totaling approximately $2.9 million in goodwill and approximately $4.1 million in intangibles. Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of goodwill or other intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

We depend on referrals.

Our success, in large part, is dependent upon referrals to our physicians from other physicians, systems, health plans and others in the communities in which we operate, and upon our medical staff’s ability to maintain good relations with these referral sources. Physicians who use Procedure Facilities and those who refer patients are not our employees and, in many cases, most physicians have admitting privileges at other hospitals and (subject to any applicable non-competition arrangements) may refer patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with our physicians and their referral sources, the number of procedures performed at Procedure Facilities may decrease and cause revenues to decline. This could adversely affect our business, results of operations and financial condition.

We may be subject to professional liability claims.

As a healthcare provider, we are subject to professional liability claims both directly and indirectly through the malpractice of members of our medical staff. We are responsible for the standard of care provided in Procedure Facilities by staff working in those facilities. We have legal responsibility for the physical environment and appropriate operation of our equipment used during surgical procedures. In addition, we are subject to various liability for the negligence of its credentialed medical staff under circumstances where we either knew or should have known of a problem leading to a patient injury. The physicians credentialed at Procedure Facilities are involved in the delivery of healthcare services to the public and are exposed to the risk of professional liability claims. Although we neither control the practice of medicine by physicians nor have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and their services, as a result of the relationship between us and the physicians providing services to patients in Procedure Facilities, we or our subsidiaries may become subject to medical malpractice claims under various legal theories. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of available insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. We maintain and require the physicians on the medical staff of Procedure Facilities to maintain liability insurance in amounts and coverages believed to be adequate, presently $1 million per claim to an aggregate of $3 million per year.

Most malpractice liability insurance policies do not extend coverage for punitive damages. While extremely rare in the medical area, punitive damages are those damages assessed by a jury with the intent to “punish” a tortfeasor rather than pay for a material loss resulting from the alleged injury. We cannot assure you that we will not incur liability for punitive damage awards even where adequate insurance limits are maintained. We also believe that there has been, and will continue to be, an increase in governmental investigations of physician-owned facilities, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Investigation activity by private third-party payors has also increased with, in some cases, intervention by the states’ attorneys general. Also possible are potential non-covered claims, or “qui tam” or “whistleblower” suits. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

Our operations may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability, and directors’ and officers’ duties. We currently maintain insurance coverage for those risks we deem are appropriate. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or not covered by insurance, could have a material adverse effect on our earnings and cash flows. In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our earnings and cash flows could be materially and adversely affected by any of these.

We are subject to rising costs, including malpractice insurance premiums or claims may adversely affect our business.

The costs of providing our services have been rising and are expected to continue to rise at a rate higher than that anticipated for consumer goods as a whole. These increased costs may arise from adverse risk management claims against us or increases in the rates for medical malpractice insurance. As a result, our business, operating results or financial condition could be adversely affected if we are unable to implement annual private pay increases due to changing market conditions or otherwise increase our revenues to cover increases in labor and other costs.

We may incur unexpected, material liabilities as a result of acquisitions.

Although we intend to conduct due diligence on any future acquisition, we may inadvertently invest in acquisitions that have material liabilities arising from, for example, the failure to comply with government regulations or other past activities. Although we have professional and general liability insurance, we do not currently maintain and are unlikely to acquire insurance specifically covering every unknown or contingent liability that may have occurred prior to our investment in Procedure Facilities, particularly those involving prior civil or criminal misconduct (for which there is no insurance). Incurring such liabilities as a result of future acquisitions could have an adverse effect on our business, operations and financial condition.

If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could result in a material adverse effect on our reported financial results.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our scheduling and collection operations. We have undertaken measures to protect the safety and security of our information systems and the data maintained within those systems. As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems and the introduction of computer malware to our systems. However, there can be no assurance our safety and security measures will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems.

We have identified and disclosed in this Form 10-K material weaknesses in our internal control over financial reporting.  If we are not able to remediate these material weaknesses and maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.

We need to devote significant resources and time to comply with the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess the design and operating effectiveness of our controls over financial reporting, which are necessary for us to provide reliable and accurate financial reports.

As reported in Part II – Item 9A, Controls and Procedures, there were material weaknesses in our internal controls over financial reporting at December 31, 2020. Specifically, management’s assessment concluded that the Company has the following material weaknesses: (a) lack of review of accounting for complex transactions and (b) lack of proper segregation of duties.

We expect our systems and controls to become increasingly complex to the extent that we integrate acquisitions and as our business grows. To effectively manage our company today and this anticipated complexity, we need to remediate these material weaknesses and continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to remediate these material weaknesses and implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results, cause us to fail to meet our financial reporting obligations, or make it more difficult to raise capital (or, if we are able to raise such capital, make such capital more expensive), one or more of which could adversely affect our business and/or jeopardize our listing on the OTC, any of which would harm our stock price.

Healthcare Industry Regulatory Risks

Our business is subject to intense government regulation.

The health care industry is heavily regulated and we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. A number of these laws only relate to the provision of Medicare and Medicaid billing. We currently do not bill for Medicare or Medicaid procedures. However, we are cognizant of these laws and regulations as we consider billing Medicare or Medicaid directly in the future.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration to induce the referral of a patient or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for by federal healthcare programs, including Medicare or Medicaid. A violation does not require proof that a person had actual knowledge of the statute or specific intent to violate the statute, and court decisions under the Anti-Kickback Statute have consistently held that the law is violated where one purpose of a payment is to induce or reward referrals. Violation of the federal anti-kickback statute could result in felony conviction, administrative penalties, civil liability (including penalties) under the False Claims Act and/or exclusion from federal healthcare programs.

A number of states have enacted anti-kickback laws (including so-called “fee splitting” laws) that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law. Enforcement of state anti-kickback laws varies widely and is often inconsistent and erratic.

Our management carefully considers the importance of such anti-kickback laws when structuring company operations. That said, we cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Physician Self- Referral (“Stark”) Laws

The federal Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing “designated health services,” if the physician has a “financial relationship” with the entity, unless an exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain diagnostic imaging services, and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship, unless an exception applies. The exceptions to the federal Stark Law are numerous and often complex. The penalties for violating the Stark Law include civil penalties of up to $15 thousand for each violation and potential civil liability (including penalties) under the False Claims Act.

Some states have enacted statutes and regulations concerning physician self-referrals (i.e., referrals by a physician to a health care entity in which the physician has an ownership interest). Such physician self-referrals laws may apply to the referral of patients regardless of payor source and/or type of health care service. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state. Enforcement of state physician self-referral laws varies widely and is often inconsistent and erratic.

Our management carefully considers the importance of physician self-referral laws when structuring company operations. That said, we cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the Federal Stark Law or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

False Claims Act

The federal False Claims Act, 31 U.S.C. § 3729, imposes civil penalties for knowingly submitting or causing the submission of a false or fraudulent claim for payment to a government-sponsored program, such as Medicare and Medicaid. Violations of the False Claims Act present civil liability of treble damages plus a penalty of at least $11,181 per false claim. The False Claims Act has “whistleblower” or “qui tam” provisions that allow individuals to commence a civil action in the name of the government, and the whistleblower is entitled to share in any subsequent recovery (plus attorney’s fees). Many states also have enacted civil statutes that largely mirror the federal False Claims Act, but allow states to impose penalties in a state court.

The False Claims Act has been used by the federal government and qui tam plaintiffs to bring enforcement actions under so-called “fraud and abuse” laws like the federal Anti-Kickback Statute and the Stark Law. Such actions are not based on a contention that claims for payment were factually false or inaccurate. Instead, such actions are based on the theory that accurate claims are deemed to be false/fraudulent if there has been noncompliance with some other material law or regulation. The existence of the False Claims Act, under which so-called qui tam plaintiffs can allege liability for a wide range of regulatory noncompliance, increases the potential for such actions to be brought and has increased the potential financial exposure for such actions. These actions are costly and time-consuming to defend.

Our management carefully considers the importance of compliance with all applicable laws and when structuring company operations. Our management is aware of and actively works to minimize risk related to potential qui tam plaintiffs. That said, we cannot assure that the applicable enforcement authorities or qui tam plaintiffs will not allege violations of the False Claims Act or analogous state false claims laws. A finding of liability under the False Claims Act could have a material adverse effect on our business, financial condition or results of operations.

State Licensure and Accreditation

States have a wide variety of health care laws and regulations that potentially affect our operations and the operations of our partners. For example: (1) many states have implemented laws and regulations related to so-called “tele-health,” but whether those laws apply to our operations, and the obligations they impose, vary wildly; (2) some states have so-called corporate practice of medicine prohibitions, and such prohibitions are used to indirectly regulate ownership of heath care companies and/or management companies; and (3) some states have “surprise billing” or out-of-network billing laws that impose a variety of obligations on health care providers and health plans. The failure to comply with all state regulatory obligations could be used by health plans to deny payment or to recoup funds, and any noncompliance could subject us to penalties or limitations that could have a material adverse effect on our business, financial condition or results of operations.

In addition, our partners’ healthcare facilities and professionals are subject to professional and private licensing, certification and accreditation requirements. These include, but are not limited to, requirements imposed by Medicare, Medicaid, state licensing authorities, voluntary accrediting organizations and third-party private payors. Receipt and renewal of such licenses, certifications and accreditations are often based on inspections, surveys, audits, investigations or other reviews, some of which may require affirmative compliance actions by us that could be burdensome and expensive. The applicable standards may change in the future. There can be no assurance that we will be able to maintain all necessary licenses or certifications in good standing or that they will not be required to incur substantial costs in doing so. The failure to maintain all necessary licenses, certifications and accreditations in good standing, or the expenditure of substantial funds to maintain them, could have an adverse effect on our business.

Health Information Privacy and Security Standards

The privacy and data security regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, contain detailed requirements concerning (1) the use and disclosure of individually identifiable patient health information (“PHI”); (2) computer and data security standards regarding the protection of electronic PHI including storage, utilization, access to and transmission; and (3) notification to individuals and the federal government in the event of a breach of unsecured PHI. HIPAA covered entities and business associates must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. Violations of the HIPAA privacy and security rules may result in civil and criminal penalties, including a tiered system of civil money penalties that range from $100 to $50 thousand per violation, with a cap of $1.5 million per year for identical violations. In the event of a breach, a HIPAA covered entity must promptly notify affected individuals of a breach. All breaches must also be reported to the federal government. Where a breach affects more than 500 individuals, additional reporting obligations apply. In addition to federal enforcement, State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and security rules, obtain damages on behalf of state residents, and enjoin further violations. Many states also have laws that protect the privacy and security of confidential, personal information, which may be similar to or even more stringent than HIPAA. Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused. We expect increased federal and state privacy and security enforcement efforts.

Our management carefully considers the importance of compliance with patient privacy and data security regulations when structuring company operations. Our management is aware of and actively works to minimize risk related to patient privacy and data security. That said, we cannot assure that a breach will not occur or that the applicable enforcement authorities will not allege violations of HIPAA’s patient privacy and data security regulations. A breach or an allegation of noncompliance with HIPAA’s patient privacy and data security regulations could have a material adverse effect on our business, financial condition or results of operations.

Our operations are subject to the nation’s healthcare laws, as amended, repealed, or replaced from time to time.

The ACA and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Acts”) mandated changes specific to benefits under Medicare. In 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the ACA that authorized the Secretary of the U.S. Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of its existing Medicaid funding was unconstitutional. In response to the ruling, a number of state governors opposed its state’s participation in the expanded Medicaid program, which resulted in the ACA not providing coverage to some low-income persons in those states. In addition, several bills have been, and are continuing to be, introduced in U.S. Congress to amend all or significant provisions of the ACA, or repeal and replace the ACA with another law. In December 2017, the individual mandate was repealed via the Tax Cuts and Jobs Act of 2017. Afterwards, legal and political challenges as to the constitutionality of the remaining provisions of the ACA resumed.

The effect of these laws is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. The continued implementation of provisions of the ACA, the adoption of new regulations thereunder and ongoing challenges thereto, also added uncertainty about the current state of U.S. healthcare laws and could negatively impact our business, results of operations and financial condition. Healthcare providers could be subject to federal and state investigations and payor audits.

A cyber security incident could cause a violation of HIPAA, breach of customer and patient privacy, or other negative impacts.

We rely extensively on our information technology (or IT) systems to manage scheduling and financial data, communicate with customers and their patients, vendors, and other third parties, and summarize and analyze operating results. In addition, we have made significant investments in technology, including the engagement of a third-party IT provider. A cyber-attack that bypasses our IT security systems could cause an IT security breach, a loss of protected health information, or other data subject to privacy laws, a loss of proprietary business information, or a material disruption of our IT business systems. This in turn could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data, or proprietary business information. Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales and existing customers, our ability to deliver our services or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders, and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches.

If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.

The health care industry is heavily regulated, and we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to among other things:

●	Insurance: the collapse or insolvency of our insurance carriers; further increases in premiums and deductibles; increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; an inability to obtain one or more types of insurance on acceptable terms, if at all; insurance carriers deny coverage of our claims; or our insurance coverage is not adequate.
●	Billing and Collections: billing and coding for services, including documentation of care, appropriate treatment of overpayments and credit balances, and the submission of false statements or claims; relationships and arrangements with physicians and other referral sources and referral recipients, including self-referral restrictions, and prohibitions on kickbacks and other non-permitted forms of remuneration and prohibitions on the payment of inducements to Medicare and Medicaid beneficiaries in order to influence their selection of a provider.
●	Governmental Regulation: licensure, certification, enrollment in government programs and certificate of need approval, including requirements affecting the operation, establishment and addition of services and facilities; the necessity, appropriateness, and adequacy of medical care, equipment, and personnel and conditions of coverage and payment for services; quality of care and data reporting; restrictions on ownership of surgery centers; operating policies and procedures; qualifications, training and supervision of medical and support personnel; and fee-splitting and the corporate practice of medicine;
●	Patient Care: screening of individuals who have emergency medical conditions; workplace health and safety; consumer protection; anti-competitive conduct; and confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and other personal information and medical records.

Because of the breadth of these laws and the narrowness of available exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, failure to bill properly for services or return overpayments and violations of other statutes, such as the federal Anti-Kickback Statute or the federal Stark Law, may be the basis for actions under similar state laws. Under HIPAA, criminal penalties may be imposed for healthcare fraud offenses involving not just federal healthcare programs but also private health benefit programs. Enforcement actions under some statutes may be brought by the government as well as by a private person under a qui tam or “whistleblower” lawsuit. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including bringing civil actions under the Civil Monetary Penalty Law, which has a lower burden of proof than criminal statutes.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including fines, damages, recoupment of overpayments, loss of licenses needed to operate, and loss of enrollment and approvals necessary to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. Many of these laws and regulations have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses to comply with the evolving rules. Any enforcement action against us, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The laws and regulations governing the provision of healthcare services are frequently subject to change and may change significantly in the future. We cannot assure you that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us. We cannot assure you that a review of our business by judicial, regulatory or accreditation authorities will not subject us to fines or penalties, require us to expend significant amounts, reduce the demand for our services or otherwise adversely affect our operations.

Risk Related to Our Stock

The price of our common shares is subject to volatility.

Broad market and industry factors may affect the price of our common shares, regardless of our actual operating performance. Factors unrelated to our performance that may have an effect on the price of our securities include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; speculation about our business in the press or the investment community; lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our securities; additions or departures of key personnel; sales of our common shares, including sales by our directors, officers or significant stockholders; announcements by us or our competitors of significant acquisitions, strategic partnerships of divestitures; and a substantial decline in the price of our securities that persists for a significant period of time could cause our securities to be delisted from an exchange, further reducing market liquidity. If an active market for our securities does not continue, the liquidity of an investor’s investment may be limited and the price of our securities may decline. If an active market does not exist, investors may lose their entire investment. As a result of these factors, the market price of our securities at any given point in time may not accurately reflect our long-term value. Securities class-action litigation often has been brought against companies in periods of volatility in the market price of their securities and following major corporate transactions or mergers and acquisitions. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Our bylaws designate the state and federal courts located in Denver, Colorado as the exclusive forum for certain types of actions and proceedings, which could limit a shareholder’s ability to choose the judicial forum for disputes arising with Assure Holdings Corp.

Our bylaws provides that unless we consent in writing to the selection of an alternative forum, the applicable court of competent jurisdiction shall be the state and federal courts located in Denver, Colorado (the “Colorado Court”), which Colorado Court shall, to the fullest extent permitted by law, be the sole and exclusive forum for actions or other proceedings relating to:

(i)	a derivative action;
(ii)	an application for an oppression remedy, including an application for leave to commence such a proceeding;
(iii)	an action asserting a claim of breach of the duty of care owed by us; any director, officer or other employee or any shareholder;
(iv)	an action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or any shareholder;
(v)	an action or other proceeding asserting a claim or seeking a remedy pursuant to any provision of the Nevada Revised Statute or our articles or bylaws; and
(vi)	an action or other proceeding asserting a claim against us or any director or officer or other employee of the Corporation regarding a matter of the regulation of our business and affairs.

There is uncertainty as to whether a Court will enforce these forum selection clauses. The choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits. We interpret the forum selection clauses in our bylaws to be limited to the specified actions and not to apply to actions arising under the Exchange Act or the Securities Act. Section 27 of the Exchange Act provides that United States federal courts shall have jurisdiction over all suits and any action brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act provides that United States federal and state courts shall have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the U.S. Securities Act or the rules and regulations thereunder.

If a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, and results of operations.

There is a limited trading market for our common stock.

Our common stock is listed in Canada on the TSX-V and we are not listed on any national securities exchange, which results in limited trading volume for our common stock. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. The TSX-V is a smaller exchange in Canada and your broker may not facilitate trades in Canada. Although our common stock is quoted in the United States on the OTCQB, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. These factors may have an adverse impact on the trading and price of our common stock.

Our issuance of common stock upon exercise of warrants or options or conversion of convertible notes may depress the price of our common stock.

As of March 26, 2021, we had 56,798,777 shares of common stock issued and outstanding, outstanding warrants to purchase 18,325,028 shares of common stock; outstanding options to purchase 5,348,000 shares of common stock; outstanding convertible notes convertible into 3,110,326 shares of common stock; and an obligation to issue 1,000,000 shares of common stock issuable as Performance Shares (of which 219,838 shares were issued on January 25, 2021) under the terms of a settlement and mutual release agreement dated March 4, 2019, between Assure and Matthew Willer, a former officer and director. The issuance of shares of common stock in connection with convertible securities and obligations could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

In addition, our articles authorize the issuance of 900,000,000 of shares of common stock. We may issue additional common stock in the future in connection with a future financing or acquisition.

Our common stock is “penny stock”, which places restrictions on broker-dealers recommending the stock for purchase.

Our common stock is defined as “penny stock” under the Exchange Act, and the rules promulgated thereunder. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

●	broker-dealers must deliver, prior to the transaction, a disclosure schedule prepared by the SEC relating to the penny stock market;
●	broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;
●	broker-dealers must disclose current quotations for the securities;
●	if a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market; and
●	a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

We qualify as an “emerging growth company” under the JOBS Act.

As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm;
●	rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on- frequency”; and
●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

We will remain an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) the last day of the fiscal year in which we celebrate the fifth anniversary of our first sale of registered common equity securities pursuant to the Securities Act of 1933, as amended. Until such time, however, we cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Assure currently leases approximately 12,500 square feet of office space for its corporate offices at 4600 South Ulster Street, Suite 1225 Denver, CO 80237. The current leases expire in June 2021.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company or any of our subsidiaries, nor are we involved as a plaintiff in any other material proceeding or pending litigation. There are no other proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock has been traded on the TSX-V under the symbol “IOM” since July 2017. Our common stock commenced quotation on the OTCQB under the symbol “ARHH” on February 25, 2019. Quotations on the OTCQB reflect inter-dealer  prices, without  retail mark-up, mark-down or commission and may not represent actual transactions.

Market Information

The primary  trading  market  for our  Common  Stock  is the TSX-V. The high and  low sales prices for the

Common  Stock are as follows, (in CDN), for the following periods as reported by the TSX-V:

Period	High	Low	Volume
2020
Quarter Ended December 31, 2020	Cdn$1.60	Cdn$0.80	937,000
Quarter Ended September 30, 2020	Cdn$1.25	Cdn$0.83	665,000
Quarter Ended June 30, 2020	Cdn$1.40	Cdn$0.81	798,500
Quarter Ended March 31, 2020	Cdn$2.00	Cdn$0.81	1,204,30000
2019
Quarter Ended December 31, 2019	Cdn$2.34	Cdn$1.52	1,892,300
Quarter Ended September 30, 2019	Cdn$2.44	Cdn$1.44	2,164,500
Quarter Ended June 30, 2019	Cdn$2.18	Cdn$1.40	1,318,100
Quarter Ended March 31, 2019	Cdn$3.11	Cdn$1.46	1,175,300

Holders

As of March 26, 2021, there were approximately 57 stockholders of record holding 56,798,777 shares of our common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name through depositaries, including CDS & Co and CEDE & Co. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted  to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

DIVIDEND POLICY

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors (the “Board”) and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. Our ability to pay cash dividends is subject to limitations imposed by state law.

REPURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2020, neither the Company nor any affiliate of the Company repurchased any common shares of the Company registered under Section 12 of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below are sales of unregistered securities during the year ended December 31, 2020.

2020

During 2020, we issued securities pursuant to exemptions from the registration requirements of the Securities Act in the following transactions:

Rule 701 Compensatory Grants and Issuances

We granted options to purchase shares of common stock to officers, directors and employees pursuant to Rule 701 of the Securities Act as follows:

Grantee	Award	Exercise Price	Expiry Date
Alex Rasmussen, Executive Vice President of Operations	75,000	$0.97	12/10/2025
John Price, Vice President of Finance	250,000	$0.97	12/10/2025
Other Employees	300,000 240,000	$0.90 $0.97	8/27/2025 12/10/2025

We issued 500,000 shares of common stock pursuant to the exercise of options granted to Preston Parsons in 2015 at an exercise price of $0.05 per share. The shares were issued pursuant to Rule 701 of the Securities Act.

Regulation D/Section 4(a)(2) Exempt Issuances

Convertible Debenture Units (November 2019 Offering)

From January 2020 to April 2020, we closed on three separate tranches of the non-brokered private placement of convertible debenture units that commenced in November 2019 for total proceeds of $1.7 million. The offering was made to “accredited investors” as defined in Rule 501(a) of Regulation D. In connection with the closings, we issued convertible debentures with a total face value of $1.7 million and 590,835 share purchase warrants. Each convertible debenture unit was offered at a price of $1,000 and consisted of one convertible debenture with a face value of $1,000, convertible into common stock at a conversion price of $1.40 per share for a period of four years, and 357 common share purchase warrants, each warrant exercisable by the holder to acquire one share of common stock at a price of $1.90 per share for a period of three years. The convertible debenture units carry a 9% annual coupon rate.

In conjunction with the closing of the first tranche of the Units, finders were paid a total fee of $78,820 and 56,299 warrants. The Warrants allow the finders to acquire one common share of the Company at a price of $1.40 per share for a period of three years. GVC Capital LLC, Alpha North, Leede, Mackie and Canaccord Capital received finders fees and warrants.

The Debentures and Warrants were issued on reliance to the exemption from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. The Debentures and Warrants bear U.S. restrictive legends.

Convertible Debenture Units (April 2020 Offering)

At the end of April 2020, we launched a separate non-brokered private placement of convertible debenture units to “accredited investors” as defined in Rule 501(a) of Regulation D. Each convertible debenture unit consisted of one convertible debenture with a face value of $1,000, convertible into shares of common stock at a conversion price of $0.67 for a period of four years and 1,000 common share purchase warrants exercisable by the holder to purchase shares of common stock at a price of $1.00 per share for a period of three years. The convertible debenture carry a 9% annual coupon rate.

On May 21, 2020, we closed the offering for proceeds of $830 thousand and issued convertible debentures with a face value of $830 thousand and 830,000 share purchase warrants.

We paid finders a fee of $23,100 and 34,476 warrants exercisable to purchase shares of common stock at a price of $1.00 per share for four years. GVC Capital LLC, Leede, Canaccord Capital and Heidtke & Co. Inc. received finders fees and warrants.

The Debentures and Warrants were issued on reliance to the exemption from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. The Debentures and Warrants bear U.S. restrictive legends.

Other Private Placements

On July 13, 2020, we issued 125,924 shares of common stock at $0.81 per share and 62,962 warrants to purchase common shares for $0.81, for gross proceeds of $120 thousand to two investors. The proceeds were used for general and administrative expenses. The private placement was to two “accredited investors” as defined in Rule 501(a) of Regulation D in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 4, 2020, we issued 50,000 shares of common stock to one investor at $0.81 per share for gross proceeds of $41 thousand, which were in settlement of an account. The private placement was to an “accredited investors” as defined in Rule 501(a) of Regulation D in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended

December 2020 Private Placement

On December 1, 2020, we entered into securities purchase agreements with the selling stockholders, pursuant to which we sold and issued to the investors an aggregate of 16,357,703 units of the Company at an issue price of $0.64 per Unit, for gross proceeds of $10.5 million. Each unit consisted of one share of common stock and one common stock warrant, each exercisable to acquire one share of common stock at $0.78 per share for a period of five years from the date of issuance. Accordingly, we issued the Investors 16,357,703 shares of common stock and 16,357,703 common stock warrants. Pursuant to the Securities Purchase Agreement, we entered into a registration rights agreement, requiring us to register the shares of common stock issued under the units and the shares of common stock acquirable upon exercise of the warrants for resale under the Securities Act. The offering was made to “accredited investors” as defined in Rule 501(a) of Regulation D.

We paid finders a fee of $923 thousand. The following finders received finders fees: The Benchmark Company, LLC ($723 thousand) and Odeon Capital Group LLC ($200 thousand).

The Common Stock and Warrants were issued on reliance to the exemption from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. The Debentures and Warrants bear U.S. restrictive legends.

Performance Share Grant

On December 29, 2020, we issued 5,000,000 shares of restricted common stock to seven employees and/or officers of Assure, which were initially granted to Preston Parsons by our predecessor. On March 4, 2020, Mr. Parsons agreed to reallocate 1,700,000 shares of restricted common stock to six employees and/or officers of Assure, including John Farlinger, our CEO (300,000 shares) and Trent Carman, our CFO (200,000), under the terms of Incentive Stock Agreements. The restricted stock is subject to forfeiture under the terms of Restricted Stock Award Agreements dated December 29, 2020, and will vest on December 31, 2021 or earlier upon satisfaction of certain conditions. The shares of common stock were issued to officers, directors and employees pursuant to Rule 701 of the Securities Act.

2021

Performance Share Issuance

On January 25, 2021, we issued 219,838 shares of common stock as “Performance Shares” (pursuant to Section 4(a)(2) of the Securities Act) to certain creditors of Matthew Willer, a former officer and director of Assure Holdings Corp. Mr. Willer was entitled to the Performance Shares under a performance grant agreement (granted to Mr. Willer at the time we were operating as a private company); however, under the terms of a settlement and mutual release agreement with Mr. Willer (announced on March 4, 2019), his right to the Performance Shares were withheld to pay liabilities to Assure and under certain third-party contracts and tax liabilities.

Rule 701 Compensatory Grants

On January 29, 2021, Assure’s Board of Directors approved annual stock option grants to officers, directors and employees under the Assure’s Amended Stock Option Plan (non-U.S. residents) and Equity Incentive Plan (U.S. residents)(see, “Executive Compensation — Compensation Plans”). A aggregate of 1,625,000 stock options were granted to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested. The stock options expire on January 27, 2026. The stock options were granted to officers, directors and employees pursuant to exemptions from registration under Rule 701 of the Securities Act.

EQUITY COMPENSATION PLAN INFORMATION

Stock Option Plan

On December 10, 2020, our shareholders approved amendments to our stock option plan, which amended the plan previously approved on November 20, 2019 (the “Amended Stock Option Plan”). As of March 26, 2021, an aggregate of 5,679,878 shares of common stock (10% of the issued and outstanding shares of common stock) were available for issuance under the Amended Stock Option Plan. Of this amount, stock options in respect of 5,348,000 common shares have been issued. As of March 26, 2021, there remained stock options in respect of 331,878 common shares which are available for future option grants under the Amended Stock Option Plan.

The following is a description  of the material  terms of the Amended  Stock Option  Plan:

1.	Purpose of the Amended Option Plan. The purpose of the Amended Stock Option Plan is to encourage share ownership by directors, senior officers and employees, together with consultants (collectively, the “Service Providers” and each, a “Service Provider”), who are primarily responsible for the management and growth of the Company. Service Providers are eligible for awards of stock options under the Amended Stock Option Plan.
2.	Maximum Plan Shares. The maximum aggregate number of common shares that may be reserved for issuance pursuant to the exercise of options granted under the Amended Stock Option Plan shall not exceed ten percent (10%) of the issued and outstanding common shares of the Company at the time of the grant.

3.	Grant of Options. The Amended Stock Option Plan is administered by the Board (or any committee to which the Board has delegated authority) and provides for grants of options to Service Providers in the discretion of the Board. The term and vesting provisions of any options will be fixed by the Board at the time of grant, subject to the terms of the Amended Stock Option Plan and the TSXV Corporate Finance Manual.
4.	Limitations on Issue. The following restrictions on issuances of options are applicable under the Amended Stock Option Plan: (a) no Service Provider will be granted options to acquire more than five percent (5%) of the issued and outstanding common shares of the Company in any twelve (12) month period, unless the Company has obtained disinterested shareholder approval; and (b) in any twelve (12) month period, options granted to all Service Providers conducting Investor Relations Activities (as defined in Policy 1.1 of the TSXV Corporate Finance Manual) may not exceed two percent (2%) of the issued and outstanding common shares, calculated at the date such options are granted.
5.	Maximum Percentage to Insiders. The Company may not reserve for issuance such number of common shares pursuant to options granted to insiders at any point in time that exceeds ten percent (10%) of the issued and outstanding common shares of the Company nor can the Company grant to insiders, within a twelve (12) month period, an aggregate number of options, which exceeds ten percent (10%) of the issued and outstanding common shares of the Company as at the time of grant.
6.	Exercise Price. The exercise price of an option will be set by the Board at the time such option is granted under the Amended Stock Option Plan, and cannot be less than the “Fair Market Value” (defined in the Amended Stock Option Plan as a price that is determined by the Board, provided that such price cannot be less than the greater of (i) the volume weighted average trading price of the common shares on the TSX-V for the twenty trading days immediately prior to the grant date and (ii) the closing price of the common shares on the TSX-V on the trading day immediately prior to the grant date, unless otherwise required by any applicable accounting standard for the Company’s desired accounting for options or by the rules of the TSX-V) of a common share on the grant date, and no less than 110% of Fair Market Value of a common share on the grant date with respect to incentive stock options granted to a shareholder holding more than 10% of the common shares.
7.	Vesting of Options. Vesting of options shall be at the discretion of the Board and, in the absence of a vesting schedule being specified at the time of grant, options shall vest immediately. Where applicable, vesting of options will generally be subject to the Service Provider remaining employed by or continuing to provide services to the Company or any of its affiliates as well as, at the discretion of the Board, achieving certain milestones which may be defined by the Board from time to time. Options granted to Service Providers conducting Investor Relations Activities shall vest in stages over a period that is not less than twelve (12) months, and with no more than 25% of the total options granted vesting in any applicable three (3) month period.
8.	Term and Expiry. The exercise period of each option cannot exceed ten (10) years. Upon termination of employment of the Service Provider all rights to purchase common shares of the Company pursuant to the options granted under the Amended Stock Option Plan shall expire and terminate immediately except as follows: (a) expiry and termination of the granted options has been otherwise determined in the discretion of the Board or by the Service Provider’s option granting agreement; (b) upon the death, disability or leave of absence of a Service Provider, any vested options held by such Service Provider will be exercisable by the Service Provider’s lawful personal representatives, heirs or executors until the earlier of ninety (90) days after the date of death and the date of expiration of the term otherwise applicable to such options; (c) an option granted to any Service Provider will expire thirty (30) days (or such other time, as shall be determined by the Board) after the termination of the Service Provider’s continuous service; and (d) if a Service Provider is dismissed for cause, such Service Provider’s options, whether or not vested at the date of dismissal, will immediately terminate without the right to exercise such options.
9.	Disinterested Shareholder Approval. The Company will be required to obtain disinterested shareholder approval prior to any of the following actions — whether by reason of an amendment to the Amended Stock

Option Plan or otherwise — becoming effective: (a) the Amended Stock Option Plan, together with all of the Company’s other previous compensation arrangements, could result at any time in: (i) the aggregate number of common shares reserved for issuance under options granted to insiders of the Company exceeding ten percent (10%) of the issued and outstanding common shares; (ii) the number of common shares issued to insiders upon exercise of options within a one (1) year period exceeding ten percent (10%) of the issued and outstanding common shares; or (iii) the issuance to any one Service Provider, within a twelve (12) month period, of a number of common shares exceeding 5% of the issued and outstanding common shares; or (b) any reduction in the exercise price of an option previously granted to an insider.
10.	Governing Law. The Amended Stock Option Plan is governed and construed in accordance with the laws of the State of Colorado and the federal laws of the United States applicable therein.

Equity Incentive Plan

On December 10, 2020, our shareholders approved the adoption of a new fixed equity incentive plan (the “Equity Incentive Plan”), which authorizes us to grant (a) stock options, (b) restricted awards, (c) performance share units, and other equity-based awards for compensation purposes (collectively, “Awards”). The maximum aggregate number of Common Shares available for issuance pursuant to the exercise of the Awards granted under the Equity Incentive Plan is 5,637,894 Common Shares (which represented 10% of the 56,378,939 Common Shares issued and outstanding as of the record date of the shareholder meeting).

The principal features of our Equity Incentive Plan are summarized below.

1.	Purpose of the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to (a) enable the Company to attract and retain the types of employees, consultants and directors (collectively, the “Eligible Award Recipients” and each, an “Eligible Award Recipient”) who will contribute to the Company’s long term success; (b) provide incentives that align the interests of Eligible Award Recipients with those of the security holders of the Company; and (c) promote the success of the Company’s business.
2.	Available Awards. Awards that may be granted under the Equity Incentive Plan include: (a) stock options, (b) restricted awards, (c) performance share units, and other equity-based awards (collectively, the “Awards”).
3.	Maximum Plan Shares. The maximum aggregate number of common shares available for issuance pursuant to the exercise of the Awards granted under the Equity Incentive Plan is 3,407,927 common shares (which represents 6% of the 56,798,777 common shares issued and outstanding as of March 26, 2021).
4.	Grant of Options. The Equity Incentive Plan is administered by the Board (or any committee to which the Board has delegated authority) and provides for grants of options to Eligible Award Recipients in the discretion of the Board. The term and vesting provisions of any options will be fixed by the Board at the time of grant, subject to the terms of the Equity Incentive Plan and the TSX-V Corporate Finance Manual.
5.	Limitations on Issue. The following restrictions on issuances of Awards are applicable under the Equity Incentive Plan: (a) no Eligible Award Recipient will be granted Awards to acquire more than five percent (5%) of the issued and outstanding common shares of the Company in any twelve (12) month period, unless the Company has obtained disinterested shareholder approval; (b) no consultant or Eligible Award Recipient conducting Investor Relations Activities (as defined in Policy 1.1 of the TSX-V Corporate Finance Manual) may be granted options to acquire more than two percent (2%) of the issued and outstanding common shares of the Company in any twelve (12) month period; and (c) the Company and the Eligible Award Recipient granted the Award are responsible for ensuring and confirming the Eligible Award Recipient is a bona fide Employee, Consultant or Management Company Employee (as such term is defined by the TSX-V Corporate Finance Manual).

6.	Maximum Percentage to Insiders. The Company may not reserve for issuance such number of common shares pursuant to Awards granted to insiders at any point in time that exceeds ten percent (10%) of the issued and outstanding common shares of the Company nor can the Company grant to insiders, within a twelve (12) month period, an aggregate number of Awards, which exceeds ten percent (10%) of the issued and outstanding common shares of the Company as at the time of grant, unless prior to such grant the Company has obtained disinterested shareholder approval.
7.	Exercise Price. The exercise price of an option will be set by the Board at the time such option is granted under the Equity Incentive Plan, and cannot be less than the Fair Market Value (defined in the Equity Incentive Plan as a price that is determined by the Board, provided that such price cannot be less than the greater of (i) the volume weighted average trading price of the common shares on the TSX-V for the twenty trading days immediately prior to the grant date and (ii) the closing price of the common shares on the TSX-V on the trading day immediately prior to the grant date, unless otherwise required by any applicable accounting standard for the Company’s desired accounting for options or by the rules of the TSX-V) of a common share on the grant date, and no less than 110% of fair market value of a common share on the grant date with respect to incentive stock options granted to a shareholder holding more than 10% of the common shares.
8.	Vesting of Options. Vesting of options shall be at the discretion of the Board and, in the absence of a vesting schedule being specified at the time of grant, options shall vest immediately. Vesting of options will, unless otherwise specified in the Eligible Award Recipient’s option granting agreement, be subject to the Eligible Award Recipient remaining employed by or continuing to provide services to the Company or any of its affiliates (“Continuous Service”). Options granted to Eligible Award Recipients conducting Investor Relations Activities shall vest in stages over a period that is not less than twelve (12) months, and with no more than 25% of the total options granted vesting in any applicable three (3) month period.
9.	Term and Expiry of Options. The exercise period of each option cannot exceed ten (10) years. Upon termination of an Eligible Award Recipient’s Continuous Service all rights to purchase common shares of the Company pursuant to the options granted under the Equity Incentive Plan shall expire and terminate immediately except as follows: (a) expiry and termination of the granted options has been otherwise determined in the discretion of the Board or by the Eligible Award Recipient’s option granting agreement; (b) upon the death, disability or leave of absence of an Eligible Award Recipient any vested options held by such Eligible Award Recipient will be exercisable by the Eligible Award Recipient’s lawful personal representatives, heirs or executors until the earlier of ninety (90) days after the date of death and the date of expiration of the term otherwise applicable to such options; (c) an option granted to any Eligible Award Recipient will expire thirty (30) days (or such other time, as shall be determined by the Board) after the termination of the Eligible Award Recipient’s Continuous Service; and (d) if an Eligible Award Recipient is dismissed for cause, such Eligible Award Recipient’s options, whether or not vested at the date of dismissal, will immediately terminate without the right to exercise such options.

10.	Restricted Awards. The Board may, from time to time, grant restricted share units (“RSU”) to Eligible Award Recipients, which require no common share issuance by the Company at the time of such grant, carry no voting rights, and neither preclude nor entitle further RSU issuance to the Eligible Award Recipient. At the discretion of the Board, each RSU may be credited with cash and stock dividends paid by the Company in respect of one common share, which shall be evidenced in the Eligible Award Recipient’s share unit account, and distributed, upon settlement of such RSU after the date on which they vest, in cash or at the discretion of the Board, in common shares for the fair market value equivalent of such cash distribution, such common shares to be either issued from treasury, purchased in the open market, or any combination thereof. The RSUs shall be subject to forfeiture until vested, such vesting schedule to be determined for each grant of RSUs in the discretion of the Board, which may provide for acceleration of vesting upon the occurrence of specified events.
11.	Performance Share Units. The Board may, from time to time, grant performance share units (“PSU”) to Eligible Award Recipients, which require no common share issuance by the Company at the time of such grant, carry no voting rights, and neither preclude nor entitle further PSU issuance to the Eligible Award Recipient.

The Board in its discretion shall determine: (i) the number of common shares subject to a PSU granted to any Eligible Award Recipients; (ii) the specified performance goals and other conditions as well as the time period to achieve such goals in order to earn to a PSU; and (iii) the other terms, conditions and restrictions of the PSU.
12.	Other Equity-Based and Cash Awards. The Board may, to the extent permitted by the TSX-V, grant other equity-based awards, either alone or in tandem with other awards under the Equity Incentive Plan, in such amounts and subject to such conditions as the Board shall determine in its sole discretion. Each such award shall be evidenced by an award agreement. The Board may grant cash awards to participants, such awards to be evidenced in such form as the Board may determine.
13.	Disinterested Shareholder Approval. Unless disinterested shareholder approval is obtained, under no circumstances shall this Equity Incentive Plan, together with all of the Company’s other previously established or proposed stock option plans, employee stock purchase plans or any other compensation or incentive mechanisms involving the issuance or potential issuance of common shares (including the Amended Option Plan), result in or allow at any time: (a) the number of common shares reserved for issuance pursuant to Awards granted to Insiders (as a group) at any point in time exceeding 10% of the issued and outstanding common shares; (b) the grant to Insiders (as a group), within any 12 month period, of an aggregate number of Awards exceeding 10% of the issued and outstanding common shares at the time of the grant of the Awards; (c) the issuance to any one Eligible Award Recipient, within any 12 month period, of an aggregate number of Awards exceeding 5% of the issued and outstanding common shares at the time of the grant of the Awards; (d) any individual Award grant that would result in any Eligible Award Recipient being granted Awards to acquire or receive more than five percent (5%) of the issued and outstanding common shares of the Company in any twelve (12) month period; or (e) any amendment to options held by Insiders that would have the effect of decreasing the exercise price of such options.
14.	Governing Law. The Equity Incentive Plan is governed and construed in accordance with the laws of the State of Colorado and the Federal laws of the United States applicable therein.

An “Insider” is a director or senior officer of the Company, a director or senior officer of a company that is an Insider or subsidiary  of the Company,  or a person that  beneficially owns or controls,  directly or indirectly, more than 10% of all outstanding common shares of the Company.

Equity Compensation Plan Information

The following table sets out those securities of the Company which have been authorized for issuance under our equity compensation plan, as at December 31, 2020:

Equity Compensation Plan Information

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average	available for future issuance
	outstanding options and	exercise price of	under equity compensation plans
	rights	outstanding options and	(excluding securities reflected in
Plan category	(a)	rights (b)	column (a)) (c)
Equity compensation plans approved by security holders	3,743,000	$1.05	1,894,894
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,743,000	$1.05	1,894,894

See “Part III Item 11. Executive Compensation” for additional information relating to our equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report. This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 26, 2021. This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

OVERVIEW

Assure is focused on providing physicians with a comprehensive suite of services for Intraoperative Neuromonitoring (“IONM”). IONM is a service that has been well established as a standard of care for over 20 years as a risk mitigation tool during invasive surgeries such as spine, ear, nose, and throat, cardiovascular, and other parts of the human body. The Company’s operations consist of a single reportable segment. Assure Neuromonitoring employs a technical staff that is on site in the operating room during each procedure and covers the case using industry standard, diagnostic machinery. The technical staff are certified by a third-party credentialing agency. Since 2015, Assure has addressed the Professional IONM component of its business via a series of investments in and management service agreements with Provider Network Entities (“PEs”). These PEs are contracted with offsite neurologists/readers to provide IONM coverage from a remote location as a level of redundancy and risk mitigation in addition to the onsite technical services of the technical company. Collectively, the technical and professional IONM services offered and rendered provide a turnkey platform to help make surgeries safer. The Company’s goal is to establish Assure as the premier provider of IONM services by offering a value-added platform that handles every component from scheduling to coverage, to billing and collections. The Company’s strategy focuses on utilizing best of breed staff and partners to deliver outcomes that are beneficial to all stakeholders including patients, physicians, and shareholders.

The Company has primarily been engaged in the neuromonitoring of spine and neurosurgeries. The expansion into additional surgical verticals is part of Assure’s growth strategy. By applying its neuromonitoring platform to additional surgical verticals such as vascular, ear nose and throat, and several others, the addressable market for Assure’s service is greatly expanded. The Company has operations in Louisiana, Michigan, Pennsylvania, Texas, Colorado, South Carolina, and Arizona. In October 2019, the Company acquired Neuro-Pro Monitoring (“Neuro-Pro”). Neuro-Pro has historically operated in Texas. The Company believes that continued geographic expansion initiatives coupled with the surgical vertical expansion efforts and selective acquisitions will combine to generate substantial growth opportunities going forward.

The Company has financed its cash requirements primarily from revenues generated from its services, by utilizing a bank promissory note and line of credit, from the issuances of convertible debentures, from government loan programs, and from the sale of common stock. The Company’s ability to maintain the carrying value of its assets is dependent on successfully marketing its services and maintaining future profitable operations, the outcome of which cannot be predicted at this time. The Company has also stated its intention to grow its operations by developing additional PE relationships and directly contracting with hospitals and surgery centers for services. In the future, it may be necessary for the Company to raise additional funds for the continuing development of its business plan. For further information about Assure, please visit www.assureneuromonitoring.com, www.sedar.com and www.otcmarkets.com.

OUTLOOK/BUSINESS TREND

COVID-19

In December 2019, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products. The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our healthcare partners, our employees and patients. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, the number of procedures performed.

Although Assure saw over a 70% decline in the number of procedures performed in March 2020 and April 2020 due to a downturn in elective procedures driven by the COVID-19 pandemic, the volume of cases performed returned back to near normal levels in May 2020.

Health and safety measures taken at Assure include:

●	Cancellation of all non-essential travel.
●	Indefinite work from home policy for all employees not engaged in on-site medical facility activities.
●	Mandatory self-quarantine for anyone who has experienced any flu-like symptoms or has had contact with anyone believed to have been exposed to COVID-19.

The Company took the following actions to increase its cash position and preserve financial flexibility:

●	The Company implemented temporary salary reductions, salary deferments and a selective employee furlough program, designed to reduce corporate spending. Salaries returned to normal as of December 31, 2020.
●	Assure amended the promissory note with the Sellers of Neuro-Pro Monitoring to postpone $700 thousand of its March 31, 2020, payment to May 15, 2020. This note was subsequently repaid during December 2020.
●	The Company applied for and received a $1.2 million Paycheck Protection Plan loan. This loan was forgiven during December 2020.
●	During December 2020, the Company completed a $9.5 million equity financing.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table provides selected financial information from the condensed consolidated financial statements of income for the years ended December 31, 2020 and 2019. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Years Ended December 31,
	2020	2019	$	%
Revenue
Patient service fees, net	$(3,443)	$13,738	$(17,181)	(125.1)%
Hospital, management and other	6,967	3,987	2,980	74.7%
Total revenue	3,524	17,725	(14,201)	(80.1)%
Cost of revenues	7,912	4,955	2,957	59.7%
Gross margin	(4,388)	12,770	(17,158)	(134.4)%
Operating expenses
General and administrative	9,592	8,427	1,165	13.8%
Sales and marketing	1,209	1,435	(226)	(15.7)%
Depreciation and amortization	1,014	537	477	88.8%
Total operating expenses	11,815	10,399	1,416	13.6%
Income (loss) from operations	(16,203)	2,371	(18,574)	(783.4)%
Other income/(expenses)
Earnings (loss) from equity method investments	(1,194)	1,305	(2,499)	(191.5)%
Gain on Paycheck Protection Program loan	1,211	—	1,211	—%
Gain on extinguishment of acquisition debt	188	—	188	—%
Other income, net	89	172	(83)	(48.3)%
Accretion expense	(782)	(74)	(708)	956.8%
Interest expense, net	(530)	(252)	(278)	110.3%
Total other income (loss)	(1,018)	1,151	(2,169)	(188.4)%
Income (loss) before income taxes	(17,221)	3,522	(20,743)	(589.0)%
Income tax benefit (expense)	2,185	(806)	2,991	(371.1)%
Net income (loss)	(15,036)	2,716	(17,752)	(653.6)%
Income (loss) per common share
Basic	$(0.41)	$0.08	$(0.49)	(625.6)%
Diluted	$(0.41)	$0.06	$(0.47)	(725.0)%
Weighted average number common shares – basic	36,233,127	34,402,607	1,830,520	5.3%
Weighted average number common shares – diluted	36,233,127	41,912,607	(5,679,480)	(13.6)%

Revenue

Total revenues for the years ended December 31, 2020 and 2019 were $3.5 million and $17.7 million, respectively, net of the valuation allowance for the carrying value of accounts receivable. As at December 31, 2020 and 2019, we recorded a valuation allowance for the carrying value of accounts receivable of $27.3 million and $22.8 million, respectively.

We record out-of-network technical and professional revenue (included in Patient service fees, net) per case based upon our historical collection rates from private insurance carriers. Prior to June 30, 2020, the collection rates that we used to record our technical and professional revenue were based upon all cash receipts for cases that were between 2-3 years old at the time of the calculation. During the second quarter of 2020, we noticed that the average cash collection rates for technical and professional insurance cases between 1-2 years old had decreased in comparison to the average collection rates for cases that were between 2-3 years old. Part of this decline relates to the poor billing and collection practices by the legacy third-party billing company and part of the decline relates to lower average payments by the private insurance carriers. Based upon this information, we proactively elected to change our revenue estimation process for out-of-network revenue and to use the collection experience from insurance cases that are between 1-2 years old and management believes the more recent collection experience is more indicative of future per case collection rates. This resulted in us recording approximately $15 million of additional reserves against our accounts receivable and patient service fee revenue during the three months ended June 30, 2020. In addition, the PEs saw a similar decline in their average cash collection rates. The PEs proactively recorded similar reserve adjustments and the impact to us was a reduction in management fee revenue of approximately $2.2 million and a reduction in earnings (loss) from equity method investments of approximately $900 thousand during the three months ended June 30, 2020.

For the year ended December 31, 2020, Assure managed 8,558 technical cases and 1,356 professional cases where it retained 100% of the professional revenue (from our wholly-owned subsidiaries) compared to 5,376 technical cases and 1,038 professional cases where it retained 100% of the professional revenue (from our wholly- owned subsidiaries) in the same period in the prior year, a 55% increase in case volume. On October 31, 2019, we acquired the neuromonitoring operations of Neuro-Pro Monitoring in Texas. For the remainder of 2019 and for the year ended December 31, 2020, Neuro-Pro performed 596  and 2,687 of the afore-mentioned technical cases, respectively.

Revenue from Hospital, management and other fees increased to $7.0 million during the year ended December 31, 2020 as compared to $4.0 million for the year ended December 31, 2019. The primary reason for this increase relates to the expanding number of PE entities that pay us a management fee, including Neuro-Pro’s PE entity, as opposed to us having an ownership interest and recording its share of the PE entity operating results. With the increased case counts during the year ended December 31, 2020, there were also more cases billed to hospitals. Additionally, we have recently commenced charging certain PEs billing, equipment and supply fees.

Cost of Revenues

Cost of revenues for the year ended December 31, 2020 were $7.9 million compared to $5.0 million for the same period in 2019. Cost of revenues consist primarily of third-party billing fees, the cost of our internal billing and collection department, technician wages, and medical supplies. Third- party billing fees are recorded as a percentage of revenue recorded and therefore, also vary materially when we changed our allowance against accounts receivable. Technical wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department has been increasing during 2020 as we have ramped up this department and as the number of cases that they are responsible for billing increases. During 2020, the number of neuromonitoring cases increased 62% compared to 2019. The cost of revenues decreased by over $1 million during the year ended December 31, 2020 due to the reversal of the third-party billing fees that had previously been accrued on the $15 million of revenue that was reserved during the three months ended June 30, 2020.

General and administrative

General and administrative expenses were $9.6 million and $8.4 million for the years ended December 31, 2020 and 2019, respectively. The increase period-to-period was primarily related to higher legal fees, which vary based on corporate activities and increased head count as we continued to build an inhouse billing and collections function and transition from our outsourced third-party vendor. During this time some of these costs were duplicative.

Sales and marketing

Sales and marketing expenses remained constant at $1.2 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

Depreciation and amortization

Depreciation and amortization expense was $1.0 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.  The increase is primarily related to the increase in property, plant and equipment and ROU asset balances compared to the prior year.

Earnings (loss) from equity method investments

Assure recognizes its pro-rata share of the net income (loss) generated by the non-wholly-owned PEs. During the year ended December 31, 2020, the Company recognized $1.2 million of losses from equity method investments compared to $1.3 million of earnings from equity method investments for the year ended December 31, 2019. The decrease is primarily associated with the previously mentioned reserves that were recorded in 2020.

Gain on Paycheck Protection Program loan

During April 2020, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.2 million. During November 2020, the Company filed an application for forgiveness of the PPP Loan.  During December 2020, the Company was granted forgiveness of the PPP Loan. As of December 31, 2020, the Company recorded a gain on forgiveness of the PPP Loan of $1.2 million. There were no similar transactions during the year ended December 31, 2019.

Gain on extinguishment of acquisition debt

During 2019, the Company acquired Neuro-Pro Monitoring for $7 million and was funded via promissory notes with the sellers of Neuro-Pro Monitoring. The Company repaid the promissory notes during December 2020 which is resulted in a gain on extinguishment of acquisition debt of $188 thousand.  There were no similar transactions during the year ended December 31, 2019.

Accretion expense

The Company recorded accretion expense of $782 thousand and $74 thousand for the years ended December 31, 2020 and 2019, respectively.  The Company accretes the difference between the fair value of the convertible notes and the face value of the convertible debt over the term of the convertible note.

Interest expense, net

Interest expense, net was $530 thousand for the year ended December 31, 2020 compared to $252 thousand for the year ended December 31, 2019. The increase year-over-year is primarily due to the issuance of $3.5 million of convertible debt in late 2019 and early 2020.

Income tax benefit (expense)

For the year ended December 31, 2020 income tax benefit was $2.2 million compared to income tax expense of $0.8 million for the year ended December 31, 2019. The Company had an effective tax rate of 12.6% and 22.9% for the years ended December 31, 2020 and 2019, respectively. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis and to a valuation allowance that the Company recorded against certain deferred tax assets.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our cash position as at December 31, 2020 was $4.4 million compared to the December 31, 2019 cash balance of $59 thousand. Working capital was $17.4 million as of December 31, 2020 compared to $22.1 million at December 31, 2019, largely on the basis of a decrease of approximately of $15.9 million in net accounts receivables, partially offset by a decrease in current liabilities of $4.0 million. We rely on payments from multiple private insurers and hospital systems that have payment policies and payment cycles that vary widely. Because we are primarily an out-of-network biller to private insurance companies, the collection times for our claims can last in excess of 24 months.

For the year ended December 31, 2020, we collected approximately $13.8 million of cash from operations compared to collecting approximately $8.0 million in the same prior year period despite the carrying amount of accounts receivable decreasing. We had $558 thousand of cash distributions from its PE entities for the year ended December 31, 2020 compared to $979 thousand for the same prior year period.

We financed our operations primarily from revenues generated from services rendered and through equity and debt financings. We expects to meet our short-term obligations, through cash earned through operating activities, debt financings, issuances of convertible debentures and stock sales.

Cash used in operating activities for the year ended December 31, 2020 was $2.5 million compared to cash used in operating activities of $4.2 million for the same period in the preceding year. Cash was used to fund working capital increases primarily in accounts receivable related to our growth.

Cash used in investing activities of $7.5 million for the year ended December 31, 2020 was primarily related to payoff of the Neuro-Pro acquisition debt.  Cash provided by investing activities $465 thousand for the year ended December 31, 2019 was primarily related to distributions received from the PEs partially offset by the payments against the Neuro-Pro acquisition debt.

Cash provided by financing activities of $14.4 million for the year ended December 31, 2020 was primarily due to $9.6 million received from equity financings, $7.8 million of proceeds from our bank promissory note, line of credit, the term loan and issuance of convertible debentures, offset by $2.4 million of payments to the bank promissory note and line of credit. Cash provided by financing activities of $3.0 million for the year ended December 31, 2019 was related to net proceeds from a bank line of credit and payments associated with lease liabilities.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations. Approximately 52% and 56% of the trade and other payables at December 31, 2020 and 2019, respectively, consist of accrued billing fees. These fees will not be due and payable until the underlying accounts receivable is collected.

Off-Balance Sheet Arrangements

We have no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

We have receivables from related parties and equity investments in PEs that are due and payable upon those entities collecting on their own accounts receivable. To the extent that these entities are unable to collect on their accounts receivable or there is an impairment in the valuation of those accounts receivable, the Company will need to reduce its related party receivables and/or its equity investments in the PEs.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to revenue, accounts receivable and income taxes, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation” and Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in this Annual Report.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third-party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances. Estimates can require a significant amount of judgment and a different set of assumptions could result in material changes to our reported results.

Revenue Recognition

The Company derives its revenue primarily from fees for IONM services provided. Revenue is recognized upon performance of promised service to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Patient service fee revenue and receivables

Patient service fee revenue is recognized in the period in which IONM services are rendered, at net realizable amounts from third party payors when collections are reasonably assured and can be estimated. The majority of our services are rendered on an out-of-network basis and billed to third party insurers. Since allowable charges for services rendered out-of-network are not contractually based, the Company estimates the net realizable value from the gross charges submitted to third party payors and recognizes the net patient service fee revenue. The estimates for out-of-network revenue are based on evaluating the payor mix, historical settlements and payment data for payor types, and current economic conditions to calculate an appropriate net realizable value for revenue and accounts receivables. These estimates are subject to ongoing monitoring and adjustment based on actual experience with final settlements and collections and management revises its revenue estimates as necessary in subsequent periods. Patient service fee revenue is also adjusted in the period when an accounts receivable balance for IONM service is written-off once collection is doubtful and the total collection amount is below the accounts receivable balance for IONM services. The timing of adjustments to patient service fee revenue for collections exceeding the originally estimated amounts may not occur in the same reporting period as the write-off of collected amounts below the originally estimated amounts, which may result in material adjustments to patient service revenue in a given reporting period.

For services rendered to patients that have insurance coverage and that the Company has an in-network contract with, the Company records patient service fee revenue pursuant to the contract rate.

Hospital, management and other revenue

The Company recognizes revenue from hospital and surgery center customers and certain PEs, for which the Company does not have an ownership interest in, on a contractual basis. Revenue from services rendered is recorded after services are rendered. The fees billed to hospital and surgery center customers are on net 30-day terms. The fees billed to the PEs for which the Company does not have an ownership interest in are not collected until the PEs collect sufficient cash for the services that they have performed.

Accounts receivable collection cycle

The cash collection cycles of the Company are protracted due to the out-of-network billing to private insurance payers. The collection cycle for IONM to out-of-network payers may require an extended period to maximize reimbursement on claims. The collection cycle impacts the technical fees that are billed by Neuromonitoring and the professional fees that are billed by Networks. The collection cycle may consist of multiple payments from out-of-network private insurance payers, as the collection process entails multiple rounds of denials, underpayments, appeals and negotiations as part of the process to maximize the reimbursement yield on claims. Due to the extended collection cycle, the Company has a policy to reserve claims that have aged to 24 months. The Company continues collection efforts following 24 months despite the reserves on these claims but will not write-off such claims until they age to 36 months. Collections on claims which have been reserved will result in the reversal of prior reserves.

The Company performs a collection analysis for out-of-network billings to private insurance companies and adjusts its revenue and accounts receivable if the collection rate is different from the amount recorded in previous periods. Historically, this analysis is performed quarterly.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are used in the calculation of tax credits, tax benefits, tax deductions, and in the calculation of certain deferred taxes and tax liabilities. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

The provision for income taxes was determined using the asset and liability method prescribed by GAAP. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. If and when it is determined that a deferred tax asset will not be realized for its full amount, we will recognize and record a valuation allowance with a corresponding charge to earnings. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes.

New Accounting Pronouncements

For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2020 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted” sections of Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in this Annual Report.

SUBSEQUENT EVENTS

Registration Statement

On December 30, 2020, we filed a resale registration statement on Form S-1 with the Securities Exchange Commission to register securities issued or issuable in the December Private Placement, as required under the Registration Rights Agreement.  On February 12, 2021, the registration statement was declared effective by the Securities Exchange Commission.  We are required to maintain the effectiveness of the registration statement and intend to file a post-effective amendment to the registration statement to incorporate our audited financial statements for the year ended December 31, 2020.

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, which matures on February 25, 2026. The PPP Loan carries an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure is remitted by the Small Business Administration to the Bank of Oklahoma; or (ii) 10 months after the end of the 24 week period following the grant of the Loan. All or a portion of the Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the 24 week period following the loan origination date and the proceeds of the Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020.

Acquisition

On February 25, 2021, the Company announced it signed a term sheet related to the proposed acquisition of Sentry Neuromonitoring, LLC, a intraoperative neuromonitoring services provider based in Texas with operations in Texas, Kansas and Missouri (“Sentry”).  The transaction is subject to a number of conditions, including negotiation of a definitive agreement, satisfactory due diligence, audited financial statements of Sentry and regulatory approvals.  There can be no assurance that the transaction with Sentry will be closed.

Stock option grant

On January 29, 2021, the Company granted 1,625,000 stock options to acquire shares of common stock to officers, directors and employees at $1.06 per share, vesting 20% on the grant date and one-sixth every six months until fully vested.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Report of Independent Registered Public Accountants are filed as part of this Item 8 and are included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Assure Holdings Corp.

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assure Holdings Corp. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2018. Irvine, California

March 30, 2021

ASSURE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$4,386	$59
Accounts receivable, net	14,965	30,863
Income tax receivable	150	—
Other current assets	284	168
Due from PEs	4,856	2,489
Due from related parties	334	128
Total current assets	24,975	33,707
Equity method investments	608	2,360
Property, plant and equipment, net	356	209
Operating lease right of use asset	124	196
Finance lease right of use asset	608	466
Intangibles, net	4,115	4,587
Goodwill	2,857	2,857
Total assets	$33,643	$44,382
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,871	$4,365
Current portion of debt	4,100	1,664
Current portion of lease liability	521	461
Current portion of acquisition debt	—	5,030
Other current liabilities	96	81
Total current liabilities	7,588	11,601
Lease liability, net of current portion	772	500
Debt, net of current portion	2,251	1,160
Acquisition debt, net of current portion	—	2,429
Provision for acquisition share issuance	540	540
Provision for fair value of stock options	16	66
Provision for performance share issuance	2,668	16,011
Deferred tax liability, net	599	2,010
Total liabilities	14,434	34,317
Commitments and contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 900,000,000 shares authorized; 56,378,939 and 34,795,313 shares issued and outstanding, as of December 31, 2020 and 2019, respectively	56	35
Additional paid-in capital	30,841	6,682
Retained earnings (deficit)	(11,688)	3,348
Total shareholders’ equity	19,209	10,065
Total liabilities and shareholders’ equity	$33,643	$44,382

See accompanying notes to consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Revenue
Patient service fees, net	$(3,443)	$13,738
Hospital, management and other	6,967	3,987
Total revenue	3,524	17,725
Cost of revenues	7,912	4,955
Gross margin	(4,388)	12,770
Operating expenses
General and administrative	9,592	8,427
Sales and marketing	1,209	1,435
Depreciation and amortization	1,014	537
Total operating expenses	11,815	10,399
Income (loss) from operations	(16,203)	2,371
Other income/(expenses)
Earnings (loss) from equity method investments	(1,194)	1,305
Gain on Payroll Protection Program loan	1,211	—
Gain on extinguishment of acquisition debt	188	—
Other income, net	89	172
Accretion expense	(782)	(74)
Interest expense, net	(530)	(252)
Total other income (loss)	(1,018)	1,151
Income (loss) before income taxes	(17,221)	3,522
Income tax benefit (expense)	2,185	(806)
Net income (loss)	$(15,036)	$2,716
Income (loss) per common share
Basic	$(0.41)	$0.08
Diluted	$(0.41)	$0.06
Weighted average number of common shares used in per share calculation – basic	36,233,127	34,402,607
Weighted average number of common shares used in per share calculation – diluted	36,233,127	41,912,607

See accompanying notes to consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(15,036)	$2,716
Adjustments to reconcile net income to net cash used in operating activities
Cash receipts from operations	13,794	8,014
Losses (earnings) from equity method investments	1,194	(1,305)
Stock-based compensation	548	1,259
Depreciation and amortization	1,014	537
Provision for broker warrant fair value	—	14
Provision for stock option fair value	(50)	8
Gain on Paycheck Protection Program loan	(1,211)	—
Gain on extinguishment of acquisition debt	(188)	—
Accretion expense	782	74
Settlement of payables	40	—
Tax impact of equity component of convertible debt issuance	(388)	—
Deferred income taxes, net	(1,561)	684
Change in operating assets and liabilities
Accounts receivable, net	2,104	(14,879)
Prepaid expenses	(116)	—
Right of use assets	(301)	—
Accounts payable and accrued liabilities	(1,494)	509
Due from related parties	(2,573)	(1,903)
Lease liability	843	—
Income taxes	—	(55)
Other assets and liabilities	66	99
Net cash used in operating activities	(2,533)	(4,228)
Cash flows from investing activities
Purchase of equipment and furniture	(319)	(48)
Acquisition debt	(7,736)	(466)
Distributions received from equity method investments	558	979
Net cash provided by (used in) investing activities	(7,497)	465
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	19	16
Proceeds from common share issuance, net	9,611	—
Proceeds from promissory note	—	2,000
Repayment of promissory note	—	(582)
Proceeds from line of credit	2,122	1,000
Repayment of line of credit	(1,000)	(274)
Proceeds from term loan	1,978	—
Repayment of term loan	(1,418)	—
Proceeds from Paycheck Protection Program	1,211	—
Proceeds from convertible debenture	2,485	965
Principal payments of finance leases	(651)	(372)
Proceeds from sale leaseback	—	238
Net cash provided by financing activities	14,357	2,991
Increase (decrease) in cash	4,327	(772)
Cash at beginning of period	59	831
Cash at end of period	$4,386	$59
Supplemental cash flow information
Interest paid	$498	$119
Income taxes paid	$55	$156
Supplemental non-cash flow information
Reclassification warrant fair value at exercise to equity	$—	$70
Related party receivable settled for common shares	$—	$(2,191)
Liability for acquisition of Littleton Professional Reading	$—	$234
Liability for acquisition of Neuro-Pro Monitoring	$—	$7,700

See accompanying notes to the consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	shareholders'
	Shares	Amount	Capital	(deficit)	equity
Balances, December 31, 2018	35,562,105	$36	$6,458	$632	$7,126
Exercise of stock options	650,000	—	80	—	80
Exercise of warrants	44,600	—	16	—	16
Reclassification warrant fair value at exercise to equity	—	—	70	—	70
Stock-based compensation	—	—	1,259	—	1,259
Reclassification of stock option fair value at exercise to equity	—	—	188	—	188
Expected tax loss of future stock compensation option exercises	—	—	179	—	179
Equity component of convertible debt issuance	—	—	564	—	564
Fair value of finders’ warrants	—	—	58	—	58
Settlement of related party receivable	(1,461,392)	(1)	(2,190)	—	(2,191)
Net income	—	—	—	2,716	2,716
Balances, December 31, 2019	34,795,313	$35	$6,682	$3,348	$10,065
Exercise of stock options	50,000	—	19	—	19
Common share issuance, net	16,483,626	16	9,595	—	9,611
Tax impact of equity component of convertible debt issuance	—	—	(388)	—	(388)
Stock-based compensation	—	—	548	—	548
Equity component of convertible debt issuance	—	—	961	—	961
Fair value of finders’ warrants	—	—	46	—	46
Settlement of performance share liability	5,000,000	5	13,338	—	13,343
Settlement of payables	50,000	—	40	—	40
Net loss	—	—	—	(15,036)	(15,036)
Balances, December 31, 2020	56,378,939	$56	$30,841	$(11,688)	$19,209

See accompanying notes to consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Assure Holdings Corp. (“Assure” or the “Company”), through its two indirect wholly-owned subsidiaries, Assure Neuromonitoring, LLC (“Neuromonitoring”) and Assure Networks, LLC (“Networks”), provides technical and professional intraoperative neuromonitoring (“IONM”) surgical support services primarily associated with spine and head surgeries. These services have been recognized as the standard of care by hospitals and surgeons for risk mitigation. Assure Holdings, Inc., a wholly-owned subsidiary, employs most of the corporate employees and performs various corporate services on behalf of the consolidated Company.

Neuromonitoring employs technologists who utilize technical equipment and their technical training to monitor EEG and EMG signals during surgical procedures and to pre-emptively notify the underlying surgeon of any nerve related issues that are identified. The technologists perform their services in the operating room during the surgeries. The technologists are certified by a third party credentialing agency.

Networks performs similar support services as Neuromonitoring except that these services are provided by third party contracted neurologists or certified readers. The support services provided by Networks occurs at the same time and for the same surgeries as the support services provided by the Neuromonitoring technologist, except that they typically occur at an offsite location.

The Company was originally incorporated in Colorado on November 7, 2016. In conjunction with a reverse merger, the Company was redomiciled in Nevada on May 16, 2017.

Neuromonitoring was formed on August 25, 2015 in Colorado and currently has multiple wholly-owned subsidiaries. The Company’s services are sold in the United States, directly through the Company.

Networks was formed on November 7, 2016 in Colorado and holds varying ownerships interests in numerous Provider Network Entities (“PEs”), which are professional IONM entities. These entities are accounted for under the equity method of accounting. Additionally, Networks manages other PEs that Networks does not have an ownership interest and charges those PEs a management fee.

COVID-19

In December 2019, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products. The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, the Company’s healthcare partners, the Company’s employees and patients. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, the number of procedures performed.

Although Assure realized over a 70% decline in the number of procedures performed in March 2020 and April 2020 due to a downturn in elective procedures driven by the COVID-19 pandemic, the volume of cases performed returned back to near normal levels in May 2020.

Health and safety measures taken at Assure include:

●	Cancellation of all non-essential travel.
●	Indefinite work from home policy for all employees not engaged in on-site medical facility activities.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Mandatory self-quarantine for anyone who has experienced any flu-like symptoms or has had contact with anyone believed to have been exposed to COVID-19.

The Company took the following actions to increase its cash position and preserve financial flexibility:

●	The Company implemented temporary salary reductions, salary deferments and a selective employee furlough program, designed to reduce corporate spending. Salaries returned to normal as of December 31, 2020.
●	Assure amended the promissory note with the Sellers of Neuro-Pro Monitoring to postpone $700 thousand of its March 31, 2020, payment to May 15, 2020. This note was subsequently repaid during December 2020.
●	The Company applied for and received a $1.2 million Paycheck Protection Program loan. This loan was forgiven during December 2020.
●	During December 2020, the Company completed a $9.5 million equity financing.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and majority-owned entities. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. All significant intercompany balances and transactions have been eliminated in consolidation.

For entities in which management has determined the Company does not have a controlling financial interest but has varying degrees of influence regarding operating policies of that entity, the Company’s investment is accounted for using the equity method of accounting.

The Company’s fiscal year ends on December 31 and the Company employs a calendar month-end reporting period for its quarterly reporting.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of patient service fees, net, hospital, management and other revenue, the collectability of accounts receivable, the fair value measurements of goodwill and intangible assets, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, the valuation and recognition of stock-based compensation expense and business combinations, among others. Actual results experienced by the Company may differ from management’s estimates.

Revisions to accounting estimates are recognized in the period in which the estimate is revised and also in future periods when the revision affects both current and future periods. Significant assumptions, judgments, and estimates that management has made at the end of the reporting period that could result in a material adjustment to the carrying amounts of assets and liabilities in the event that actual results differ from assumptions made, relate to, but are not limited to, the

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following: patient service fees, net; hospital, management, and other revenue; accounts receivable; and due to/from related parties.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. The Company did not have any cash equivalents as of December 31, 2020 or 2019.

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, bank debt, trade and other receivables, trade and other payables, acquisition indebtedness, convertible debentures, and finance leases. The carrying amounts of the Company’s cash, receivables, and payables, as reflected in the consolidated financial statements approximate fair value due to the short-term maturity of these items. The other long-term instruments approximate their carrying amounts as assessed by management.

The Company’s financial instruments are exposed to certain financial risks, including concentration risk, liquidity risk, and market risk.

Concentration risk is the risk of financial loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company’s cash and trade receivables. The carrying amount of the financial assets represents the maximum credit exposure.

The Company limits its exposure to concentration risk on cash by placing these financial instruments with high-credit, quality financial institutions and only investing in liquid, investment grade securities.

The Company has a number of individual third party payors and no individual third party insurers that represent a concentration risk. Net patient service fee revenue is recognized in the period in which IONM services are rendered, at net realizable amounts from third party payors when collection is reasonably assured and can be estimated. The Company bills national, regional and local third party insurers which pose a low risk of insolvency because they are regulated by state insurance commissions which require appropriate reserves to be maintained to reimburse healthcare providers for submitted claims. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party insurers. Since allowable charges for services rendered out-of-network are not contractually based, the Company establishes net realized value by evaluating the payor mix, historical settlement and payment data for a given payor type, and current economic conditions to calculate an appropriate net realizable value for net patient service revenue and accounts receivables. These estimates are subject to ongoing monitoring and adjustment based on actual experience with final settlements and collections and management revises its net patient service revenue estimates as necessary in subsequent periods.

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they are due and arises from the Company’s management of working capital. The Company ensures that there is sufficient liquidity to meet its short-term business requirements, considering its anticipated cash flows from operations and its holdings of cash. A significant portion of the trade and other payables balance is related to the accrual of billing and collection fees to be paid to the Company’s third party billing and collection vendors. The billing and collection fees are accrued in the same period as services are rendered and revenue is recognized by the Company. The accrued billing and collection fees are calculated based on a percentage of the estimated net realized value of the of the revenue recognized. The accrued fees to be paid to the third party billing and collection vendors are contingent on cash collections and are typically paid the following month after collections are achieved. Additional billing and collection fees are accrued when the cash collected exceeds the revenue recognized by the Company at the time of services rendered. The Company believes that there are currently no concerns of its ability to meet its liabilities as they become due for the foreseeable future.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market risk is the risk that changes in the market prices, such as interest rates, will affect the Company’s income or the value of the financial instruments held. The Company’s policy is to invest cash at floating rates of interest, in order to maintain liquidity, while achieving a satisfactory return for the Company. Fluctuations in the interest rates impact the value of cash but such fluctuations will have no significant impact to the Company’s financial instruments.

Allowance for Doubtful Accounts

The cash collection cycles of the Company are protracted due to the majority of its revenue being billed to private insurance payers on an out-of-network basis. The collection cycle for IONM to out-of-network payers may require an extended period to maximize reimbursement on claims, which results in accounts receivable growth tied to the Company’s overall growth in net patient service fee revenues. The collection cycle impacts the technical fees that are billed by Neuromonitoring and the professional fees that are billed by Networks. The collection cycle may consist of multiple payments from out-of-network private insurance payers, as the collection process entails multiple rounds of denials, underpayments, appeals and negotiations as part of the process to maximize the reimbursement yield on claims. Due to the extended collection cycle, the Company has a policy to reserve claims that have aged to 24 months. The Company continues collection efforts following 24 months despite the reserves on these claims but will not write-off such claims until they age to 36 months. Collections on claims which have been reserved will result in the reversal of prior reserves.

The Company performs a collection analysis quarterly for out-of-network billings to private insurance companies and adjusts its revenue and accounts receivable if the collection rate is different from the amount recorded in previous periods.

Goodwill and Identified Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using weighted results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. The Company then compares the derived fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. There were no indications of impairment or impairment charges recorded by the Company during the years ended December 31, 2020 and 2019.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identified intangible assets

Identified finite-lived intangible assets consist of trade names and other agreements. The tradename has an indefinite life and is not being amortized, while the agreements are being amortized on a straight-line bases over their estimated useful lives:

Doctor agreements	10	years
Noncompete agreements	2	years

The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no indications of impairment or impairment charges recorded by the Company during the years ended December 31, 2020 and 2019.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives:

Medical Equipment	2.5	years
Computer equipment	2.0	years
Furniture and fixtures	4.0	years

Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred.

Debt Issuance Costs

Debt issuance costs are presented in the consolidated balance sheets as a deduction from the carrying amount of the long-term debt, and are amortized over the term of the associated debt to interest expense using the effective interest method. In addition, the Company elects to continue to defer the unamortized debt issuance costs when it pays down a portion of the debt as the prepayment is factored into the terms agreed to on the debt.

Share Issuance Costs

Costs attributable to the raising of capital are applied against the related share capital. Costs related to shares not yet issued are recorded as deferred share issuance costs. These costs are deferred until the issuance of shares to which the costs relate.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and noncurrent lease liabilities in the Company’s consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components from lease components and instead to account for each separate lease component and its associated non-lease components as a single lease component.

Revenue Recognition

The Company derives its revenue primarily from fees for IONM services provided. Revenue is recognized upon performance of promised service to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Patient service fee revenue and receivables

Patient service fee revenue is recognized in the period in which IONM services are rendered, at net realizable amounts from third party payors when collections are reasonably assured and can be estimated. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party insurers. Since allowable charges for services rendered out-of-network are not contractually based, the Company estimates the net realizable value from the gross charges submitted to third party payors and recognizes the net patient service fee revenue. The estimates for out-of-network revenue are based on evaluating the payor mix, historical settlements and payment data for payor types, and current economic conditions to calculate an appropriate net realizable value for revenue and accounts receivables. These estimates are subject to ongoing monitoring and adjustment based on actual experience with final settlements and collections and management revises its revenue estimates as necessary in subsequent periods. Patient service fee revenue is also adjusted in the period when an accounts receivable balance for IONM service is written-off once collection is doubtful and the total collection amount is below the accounts receivable balance for IONM services. The timing of adjustments to patient service fee revenue for collections exceeding the originally estimated amounts may not occur in the same reporting period as the write-off of collected amounts below the originally estimated amounts, which may result in material adjustments to patient service revenue in a given reporting period.

For services rendered to patients that have insurance coverage and that the Company has an in-network contract with, the Company records patient service fee revenue pursuant to the contract rate.

Hospital, management and other revenue

The Company recognizes revenue from hospital and surgery center customers and certain PEs, for which the Company does not have an ownership interest in, on a contractual basis. Revenue from services rendered is recorded after services are rendered. The fees billed to hospital and surgery center customers are on net 30-day terms. The fees billed to the PEs for which the Company does not have an ownership interest in are not collected until the PEs collect sufficient cash for the services that they have performed.

Accounts receivable collection cycle

The cash collection cycles of the Company are protracted due to the out-of-network billing to private insurance payers. The collection cycle for IONM to out-of-network payers may require an extended period to maximize reimbursement on claims. The collection cycle impacts the technical fees that are billed by Neuromonitoring and the professional fees that are billed by Networks. The collection cycle may consist of multiple payments from out-of-network private insurance payers, as the collection process entails multiple rounds of denials, underpayments, appeals and negotiations as part of the process to maximize the reimbursement yield on claims. Due to the extended collection cycle, the Company has a policy to reserve claims that have aged to 24 months. The Company continues collection efforts following 24 months despite the reserves on these claims but will not write-off such claims until they age to 36 months. Collections on claims which have been reserved will result in the reversal of prior reserves.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs a collection analysis for out-of-network billings to private insurance companies and adjusts its revenue and accounts receivable if the collection rate is different from the amount recorded in previous periods. Historically, this analysis is performed quarterly.

Stock-based Compensation Expense

The Company accounts for stock-based compensation expense in accordance with the authoritative guidance on stock-based payments. Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the option using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The authoritative guidance also requires that the Company measure and recognize stock-based compensation expense upon modification of the term of a stock award. The stock-based compensation expense for such modification is the sum of any unamortized expense of the award before modification and the modification expense. The modification expense is the incremental amount of the fair value of the award before the modification and the fair value of the award after the modification, measured on the date of modification. In the event the modification results in a longer requisite period than in the original award, the Company has elected to apply the pool method where the aggregate of the unamortized expense and the modification expense is amortized over the new requisite period on a straight-line basis. In addition, any forfeiture will be based on the original requisite period prior to the modification.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period.

The Company may grant performance share units (“PSUs”) to employees or consultants. PSU awards will vest if certain employee-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into common stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the PSUs’ requisite service periods. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period.

Derivative Liabilities

Certain non-employee stock options and broker warrants are considered derivative liabilities, as the currency denomination of the exercise price is different from the functional currency of the Company. As a result, the fair value of certain stock options and warrants is initially calculated on the issuance date and remeasured at each reporting period using the Black-Scholes Option Pricing model. Any change in the fair value of the stock options or warrants subsequent to the initial recognition is recorded in the consolidated statements of income. Once such instruments are extinguished or no longer considered derivative liabilities, such amounts are reclassified as equity.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment and Geographic Information

The Company operates in one segment and its services are sold nationally in the United States directly through the Company.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are used in the calculation of tax credits, tax benefits, tax deductions, and in the calculation of certain deferred taxes and tax liabilities. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

The provision for income taxes was determined using the asset and liability method prescribed by GAAP. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. If and when it is determined that a deferred tax asset will not be realized for its full amount, the Company will recognize and record a valuation allowance with a corresponding charge to earnings. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Indemnification

The Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. These obligations include, but are not limited to, contracts entered into with physicians where the Company agrees, under certain circumstances, to indemnify a third party, against losses arising from matters including but not limited to medical malpractice and other liability. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and no liability has been recorded in the Company’s financial statements.

As permitted under Nevada law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes, given the absence of any such payments in the Company’s history, and the estimated low probability of such payments in the future, that the estimated fair value of these indemnification agreements is immaterial. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover any payments, should they occur.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. On January 1, 2019, the Company adopted the new standard using the modified retrospective method, under which the Company recorded no cumulative net of tax adjustment to the opening balance of retained earnings on January 1, 2019. Prior period comparative information has not been restated and continues to be reported under Topic 605 in effect for those periods. This new standard had a material impact on the Company’s revenue and its consolidated statement of operations and balance sheet as of and for the year ended December 31, 2019, and is expected to have a material impact on an ongoing basis, with no impact on the timing of customer billings or on cash flows. See “Note 4 — Revenue” for further discussion.

In June 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Stock-based Payment Accounting,” which amends the existing accounting standards for stock-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company adopted this standard as of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the consolidated balance sheet. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. On January 1, 2020, the Company adopted the new standard using the modified retrospective transition approach and elected the transition option, under which the Company initially applied the transition requirements to all leases that existed at December 31, 2019, with any residual effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2020. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification. Under the optional transition method, the Company opted to continue to apply the legacy guidance in Accounting Standards Codification 840, Leases, including its disclosure requirements, in the comparative periods presented in the year it adopted the new leases standard, and therefore did not restate prior period results.

The most significant impact from adopting Topic 842 was the initial recognition of operating lease ROU assets and operating lease liabilities of $666 thousand and $666 thousand, respectively, as of January 1, 2020. Operating lease liabilities consist of both current and noncurrent portions with the current portion included in the balance of accrued liabilities. The standard did not materially impact the Company’s consolidated statements of operations and had no impact on cash flows.

Recent Accounting Pronouncements Not Yet Adopted

On December 18, 2019, FASB released ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The purpose of the update is to reduce the complexity pertaining to certain areas in accounting for income taxes. Key amendments from ASU 2019-12 include, but are not limited to, the accounting for hybrid tax regimes, step-up in tax basis goodwill in non-business combination transactions, intraperiod tax allocation exception to the incremental approach and interim period accounting for enacted changes in tax law. The effective date of the amendments for public corporations is for fiscal years beginning after December 15, 2020. Although early adoption is permitted, the Company will not early adopt. The Company will continue to analyze the financial impact of ASU 2019-12.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its consolidated financial statements and related disclosures.

4. REVENUE

Quarterly Period Collection Experience

In conjunction with the Company’s June 30, 2020 collection analysis, the Company looked at more recent payment trends from the private insurance companies than what it has historically utilized in order to estimate the accounts receivable collection allowances and patient service revenue. These recent payment trends were lower than what the Company would have normally calculated based upon its historical policy. Rather than wait until these more recent payment trends entered into the collection analyses in future periods, the Company pro-actively decided to set its June 30, 2020 collection estimates based upon these more recent collection payment trends. The impact of this was a reduction of accounts receivable and out-of-network fee revenue of approximately $15 million.

Similar declines to the payment trends for the PEs were also noted during the June 30, 2020 collection analysis. In order to be consistent with the handling of the out-of-network fee revenue, the PEs also pro-actively recorded their collection estimates based upon the more recent collection payment trends. The Company’s portion of the reduced accounts receivable and out-of-network fee revenue was approximately $3.1 million, with approximately $2.2 million being recorded as a reduction of management fee revenue and approximately $900 thousand being recorded as a reduction to earnings (loss) from equity method investments.

During the fourth quarter of 2019, the Company recorded a reduction in revenue of approximately $10.3 million for reserves on its accounts receivable that relate to private insurance companies that have failed to pay the Company for its neuromonitoring services. In addition, during the fourth quarter of 2019, the Company recorded an additional $6 million of reduced revenue for reserves on its accounts receivable that relate to a decline in the Company’s historical collection experience. These reserve amounts relate to receivables and revenue recorded during 2018 and 2019. The Company also recorded reduced revenue in the fourth quarter of 2019 for the PEs for these same issues. The Company’s portion of this reduced revenue was approximately $700 thousand and this amount was recorded as a reduction to earnings from equity method investments.

Accounts Receivable

A summary of the accounts receivable activity is as follows (stated in thousands):

	December 31,
	2020	2019
Accounts receivable, net:
Patient service fee	$79,310	$67,779
Hospital, management and other	1,075	1,159
Total accounts receivable	80,385	68,938
Allowance for doubtful accounts	(65,420)	(38,075)
Total accounts receivable, net	$14,965	$30,863

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for doubtful accounts

A summary of the allowance for doubtful accounts activity is as follows (stated in thousands):

	Balance at
	beginning	Bad debt		Balance at
Year ended	of year	expense	Deductions	end of year
December 31, 2020	$38,075	$31,117	$(3,772)	$65,420
December 31, 2019	$15,293	$26,433	$(3,651)	$38,075

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (stated in thousands):

	December 31,
	2020	2019
Prepaid insurance	$116	$104
Deposits	48	34
Other assets	120	30
Other current assets	$284	$168

Property, plant and equipment, net, consisted of the following (stated in thousands):

	December 31,
	2020	2019
Medical equipment	$588	$278
Computer equipment	43	38
Furniture and fixtures	69	65
Gross property, plant and equipment	700	381
Less: Accumulated depreciation and amortization	(344)	(172)
Property, plant and equipment, net	$356	$209

Depreciation expense related to equipment and furniture and fixtures was $172 for the years ended December 31, 2020 and 2019.

Accounts payable and accrued liabilities consisted of the following (stated in thousands):

	December 31,
	2020	2019
Accounts payable	$102	$1,056
Accrued billing fees	1,490	2,464
Accrued salaries and benefits	1,163	541
Other accrued liabilities	116	304
Accounts payable and accrued liabilities	$2,871	$4,365

Other current liabilities consisted of the following (stated in thousands):

	December 31,
	2020	2019
Insurance premiums financed	$69	$81
Other liabilities	27	—
Other current liabilities	$96	$81

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other income, net consisted of the following (stated in thousands):

	Years Ended December 31,
	2020	2019
Loss for broker warrant fair value	$—	$(14)
(Loss) gain for stock option fair value	50	(8)
Gain on settlement	—	194
Other income	39	—
Other income, net	$89	$172

6. LEASES

Under Topic 842, a contract is a lease, or contains a lease, if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, an entity shall assess whether, throughout the period of use, the entity has both of the following: (a) the right to obtain substantially all of the economic benefits from the use of the identified asset; and (b) the right to direct the use of the identified asset. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As a practical expedient, the Company elected not to separate nonlease components for the corporate office facility (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

Operating leases

The Company leases corporate office facilities under two operating sub-leases which expire June 30, 2021.

Finance leases

The Company leases medical equipment under financing leases with stated interest rates ranging from 6.5% — 12.2% per annum which expire at various dates through 2026.

The consolidated balance sheets include the following amounts for ROU assets as of December 31, 2020 and 2019 (stated in thousands):

	2020	2019
Operating	$124	$196
Finance	608	466
Total	$732	$662

Finance lease assets are reported net of accumulated amortization of $1.3 million and $1.0 million as of December 31, 2020 and 2019, respectively.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the components of lease cost for operating and finance leases (stated in thousands):

	Years Ended December 31,
	2020	2019
Lease Cost:
Operating leases	$212	$63
Finance leases:
Amortization of ROU assets	371	307
Interest on lease liabilities	64	91
Total finance lease cost	435	398
Total lease cost	$647	$461

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of
	December 31, 2020
Weighted average remaining lease term:
Operating leases	0.5	years
Finance leases	3.3	years
Weighted average discount rate:
Operating leases	6.9%
Finance leases	7.9%

The Company obtained ROU assets in exchange for lease liabilities of $513 thousand and $586 thousand upon commencement of finance leases during the year ended December 31, 2020 and 2019, respectively.

Future minimum lease payments and related lease liabilities as of December 31, 2020 were as follows (stated in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
2021	$127	$469	$596
2022	—	445	445
2023	—	177	177
2024	—	131	131
2025	—	95	95
Thereafter	—	14	14
Total lease payments	127	1,331	1,458
Less: imputed interest	(3)	(162)	(165)
Present value of lease liabilities	$124	$1,169	$1,293
Less: current portion of lease liabilities	124	397	521
Noncurrent lease liabilities	$—	$772	$772

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the prior accounting guidance of ASC 840, operating lease expense was $70 thousand. As of December 31, 2019, future minimum finance lease payments were as follows (stated in thousands):

Capital
Lease
Liabilities
2019	$274
2020	235
2021	153
2022	29
2023	—
Thereafter	—
Total lease payments	691
Less: imputed interest	(104)
Present value of lease liabilities	587
Less: current portion of lease liabilities	(206)
Noncurrent lease liabilities	$381

7. ACQUISITIONS AND INTANGIBLES

Littleton Professional Reading

During May 2019, the Company purchased the net assets of Littleton Professional Reading for $700 thousand. Of this amount, $234 thousand and $466 thousand was paid during the years ended December 31, 2020 and 2019, respectively. Prior to the acquisition, the Company had a 15% ownership in Littleton Professional Reading, which was accounted for as a PE under the equity method of accounting.

Velocity

On September 1, 2019, the Company formed a joint venture, Velocity Revenue Cycle, LLC (“Velocity”), with its third party billing company to bill and collect all the Company’s historical and future cases. The joint venture was established to provide greater control and transparency over the billing and collection process. The Company initially owned 65% of Velocity.

During December 2020, the Company reached an agreement with Clever Claims, LLC (“Clever”) to acquire Clever’s 35% stake (the “Clever Stake”) in Velocity. Pursuant to the terms of the agreement and effective on December 31, 2020, Clever assigned the Clever Stake, in exchange for nominal consideration, to Assure Billing, LLC, which is a wholly-owned subsidiary of the Company. As a result, the Company began to consolidate 100% of Velocity during December 2020.

Neuro-Pro Monitoring

On October 31, 2019, the Company entered into a purchase agreement with Neuro-Pro Monitoring and its related entities (the “Sellers”) to acquire their neuromonitoring operations in Texas. The purchase price was $7 million and was funded via promissory notes of $6 million (“$6 Million Note”) and $1 million (“$1 Million Note”) maturing November 29, 2019 and November 1, 2020, respectively, with the Sellers. Both promissory notes bore interest at the IRS Applicable Federal Rate.

Effective November 27, 2019, the $6 Million Note was amended to extend the maturity date to January 15, 2020. As compensation for this amendment, the Company issued an additional promissory note for $700 thousand to the Sellers (the “Additional Promissory Note”) that matured on December 1, 2020. The additional promissory note bore interest at the IRS Applicable Federal Rate.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 13, 2020, the $6 Million Note was amended to extend the maturity date to January 31, 2020. The maturity date was subsequently amended to February 10, 2020 and then again to the February 14, 2020.

As compensation for these amendments, the Company agreed to issue 500,000 restricted common shares to the Sellers. The Company recorded a liability as of December 31, 2019 for the fair value of the restricted common shares of $540 thousand. The common shares had not been issued as of December 31, 2020.

Effective February 14, 2020, the Company paid the Sellers $530 thousand. The $6 Million Note, $1 Million Note and the additional promissory note were cancelled and replaced with a new $7.2 million (the “Replacement Note”). The Replacement Note bore interest at the IRS Applicable Federal Rate and required monthly principal payments at varying amounts. The Replacement Note was amended March 31, 2020 to modify certain principal payment terms. The Company paid the Sellers $100 thousand for this amendment. The principal payment terms of the Replacement Note were as follows:

●	$500 thousand due March 31, 2020;
●	$328 thousand due each month from April 2020 to April 2021;
●	$800 thousand due May 15, 2020; and
●	$1.7 million due May 31, 2021.

The Company settled the Replacement Note as of December 31, 2020 and recorded a $188 thousand gain on settlement.

Based on an evaluation of the provisions of ASC 805, “Business Combinations,” the Company was determined to be the accounting acquirer in the business combinations. The Company has applied the acquisition method of accounting that requires, among other things, that identifiable assets acquired and liabilities assumed generally be recognized on the balance sheet at fair value as of the acquisition date. In determining the fair value, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgment related to future net cash flows (including revenue, operating expenses, and working capital), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined by taking into account historical data (supplemented by current and anticipated market conditions) and growth rates.

The table below presents the fair value that was allocated to assets and liabilities based upon fair values as determined by the Company (stated in thousands).

Purchase price consideration:
Promissory notes, at fair value	$7,151
Common shares liability, at fair value	540
Total consideration	$7,691

Assets acquired:
Equipment	$172
Intangibles	4,662
Total assets acquired	4,834
Goodwill	2,857
Total	$7,691

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identified intangible assets consisted of the following (stated in thousands):

	December 31,
	2020	2019
Finite-lived intangible assets
Doctor agreements	$4,509	$4,509
Non compete agreements	36	36
Total finite-lived intangible assets	4,545	4,545
Less accumulated amortization	(547)	(75)
Finite-lived intangible assets, net	3,998	4,470
Indefinite-lived intangible assets
Tradenames	117	117
Total intangible assets	$4,115	$4,587

Amortization expense was $472 thousand and $75 thousand for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the estimated future amortization expense of finite-lived intangible assets was as follows (stated in thousands):

2021	$466
2022	451
2023	451
2024	451
2025	451
Thereafter	1,728
$3,998

8. DEBT

As of December 31, 2020 and 2019, the Company’s debt obligations are summarized as follows (stated in thousands):

	December 31,
	2020	2019
Bank line of credit	$1,978	$1,000
Bank promissory note	2,122	1,418
	4,100	2,418
Face value of convertible debenture	3,450	965
Less: fair value ascribed to conversion feature and warrants	(1,523)	(564)
Plus: accretion of implied interest	324	5
	2,251	406
Total debt	6,351	2,824
Less: current portion of debt	(4,100)	(1,664)
Long-term debt	$2,251	$1,160

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, future minimum principal payments are summarized as follows (stated in thousands):

	Bank	Convertible
	Indebtedness	Debt
2021	$4,100	$—
2022	—	—
2023	—	965
2024	—	2,485
2025	—	—
Total	$4,100	$3,450
Less: fair value ascribed to conversion feature and warrants	—	(1,523)
Plus: accretion and implied interest	—	324
	$4,100	$2,251

Bank Indebtedness

Commencing in 2018, the Company utilized a line of credit provided by its bank to fund its operations. The line of credit provided up to $1 million of borrowings and bore interest at the one-month London Inter-bank Offered Rate (“LIBOR”) rate plus 3.5% and was expected to mature on March 25, 2019.

During January 2019, the Company cancelled its existing line of credit and entered into a $2 million promissory note and a $1 million line of credit with its existing bank. The promissory note bore interest at 6% and required monthly principal and interest payment of $61 thousand through maturity in January 2022. During March 2020, the Company amended the line of credit to extend the maturity date from March 2020 to September 2020. The Company made monthly payments of $167 thousand from April 2020 through September 2020. The line of credit bore interest at an index rate that fluctuated with the one-month LIBOR rate plus 3.5% .  The line of credit was secured by all of the Company’s assets. As of September 30, 2020, the Company had repaid this line of credit.

During August 2020, the Company entered into a new $4 million term loan (the “Term Loan”) and a $2.5 million operating line of credit (the “Operating Line” and together with the Term Loan, the “Loan Facility”), for a total of $6.5 million with Central Bank. The Loan Facility proceeds were utilized to pay off the existing outstanding bank indebtedness and the remaining indebtedness related to the acquisition of the net assets of Littleton Professional Reading, and to fund working capital. As of December 31, 2020, the Company has drawn $2.0 million on the Operating Line and $2.1 million on the Term Loan.

Under the conditions of the agreement governing the Loan Facility (the “Loan Agreement”), the Term Loan bears interest at the Wall Street Journal prime rate (“WSJ”) plus 2.0% and matures on August 12, 2024. Commencing on August 1, 2021, principal payments in the amount of $308 thousand, together with interest, shall be made quarterly on the Term Loan until maturity. In addition, the Operating Line bears interest at a rate of WSJ plus 2.0% and matures on August 12, 2022. Commencing on September 1, 2020 and continuing on the first calendar day of each month until maturity, interest on the Operating Line is due. Assure did not issue any shares, warrants, or options in connection with this transaction.

The Loan Facility is secured by a first-ranking security interest in all of the present and future undertakings, property and assets of the Company and its subsidiaries.

During  September  2020, the Company received notice from Central  Bank that  the reserves recorded  by the Company against  its accounts receivable during the quarter ended June 30, 2020 constituted a material adverse change in the Company’s assets and thereby triggered an event of default under the Loan Facility. Central Bank has not demanded repayment of amounts advanced under the Loan Facility.  The Company and Central Bank are currently working on certain terms of the Loan Facility. Currently, no additional amounts  may be borrowed  under the Loan Facility. As a result of this notice of default,  the Company has classified the entire outstanding balance of the Loan  Facility  as a current liability.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2020 and 2019, interest expense of $138 thousand and $252 thousand, respectively, was incurred related to bank indebtedness.

Convertible Debt

On November 22, 2019, the Company launched a non-brokered private placement of convertible debenture units (“CD Unit”) for gross proceeds of up to $4 million, with an option to increase the offering by an additional $2 million (the “Offering”). On December 13, 2019, the Company closed on Tranche 1 of the Offering for gross proceeds of $965 thousand and the issuance of 344,505 warrants. These proceeds will be used for working capital and growth capital purposes. Each CD Unit was offered at a price of $1. Each CD Unit included, among other things, 357 common share purchase warrants that allow the holder to purchase shares of the Company’s common stock at a price of $1.90 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock at a conversion price of $1.40 per share for a period of four years. The CD Units carry a 9% coupon rate.

The fair value of the debt was determined to be $401 thousand, the conversion feature $376 thousand and the warrants $188 thousand. The difference between the fair value of the debt of $401 thousand and the face value of debt of the $965 thousand will be accreted as interest expense over the four-year life of the CD Units. The finders’ received $67 thousand and 48,250 warrants to purchase shares of the Company’s common stock at a price of $1.90 per share for three years.

From January 2020 to April 2020, the Company closed on three separate tranches of the Offering for total proceeds of $1.7 million. The net proceeds from these tranches of the Offering are being utilized for working capital purposes.  Each CD Unit was offered at a price of $1.  Each CD Unit includes, among other things, 357 common share purchase warrants that allow the holder to purchase shares of the Company’s common stock at a price of $1.90 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock as a conversion price of $1.40 per share for a period of four years. The CD Units carry a 9% coupon rate.  In conjunction with these Offerings, finders’ received $79 thousand and 56,300 warrants to purchase shares of the Company’s common stock at a price of $1.90 per share for three years.

The fair value of the second tranche of debt was determined to be $259 thousand, the conversion feature $152 thousand and the warrants $58 thousand.  The difference between the fair value of the debt of $259 thousand and the face value of debt of $469 thousand will be accreted as interest expense over the four-year life of the CD Units.  The fair value of the third tranche of debt was determined to be $483 thousand, the conversion feature $291 thousand and the warrants $112 thousand.  The difference between the fair value of the debt of $483 thousand and the face value of debt of $886 thousand will be accreted as interest expense over the four-year life of the CD Units.  The fair value of the fourth tranche of debt was determined to be $159 thousand, the conversion feature $96 thousand and the warrants $45 thousand.  The difference between the fair value of the debt of $159 thousand and the face value of debt of $300 thousand will be accreted as interest expense over the four-year life of the CD Units. The value of the conversion feature and the warrants is recorded  to additional paid-in capital as the equity component of convertible debt issuance.

At the end of April 2020, the Company launched a separate non-brokered private placement of convertible debenture units (“April CD Unit”) for gross proceeds of up to $500 thousand, with an option to increase the offering by an additional $500 thousand (the “April Offering”). The $830 thousand proceeds from the April Offering were used for working capital and to retire part of the $800 thousand obligation due on May 15, 2020 to the Sellers of Neuro-Pro Monitoring. Each April CD Unit was offered at a price of $1.  Each April CD Unit included, among other things, 1,000 common share purchase warrants that allow the holder to purchase shares of the Company’s common stock at a price of $1.00 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock as a conversion price of $0.67 for a period of four years. The CD Units carry a 9% coupon rate.  On May 21, 2020, the Company closed the April Offering. In conjunction with the April Offering, finders’ received $23 thousand and 34,476 warrants to purchase shares of the Company’s common stock at a price of $0.67 per share for four years. The fair value of the April Offering of debt was determined to be $364 thousand, the conversion feature $279 thousand and the warrants $187 thousand. The difference

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

between the fair value of the debt of $364 thousand and the face value of debt of $830 thousand will be accreted as interest expense over the four-year life of the CD Units. The value of the conversion feature and the warrants is recorded to additional paid-in capital as the equity component of convertible debt issuance.

U.S Government Loans

During April 2020, the Company received an unsecured loan under the United States Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.2 million. The two-year, SBA- administered PPP loan has an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on December 1, 2020. Under the terms of the PPP Loan, all or a portion of the PPP Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the eight-week period following the loan origination date and the proceeds of the PPP Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020. During November 2020, the Company filed an application for forgiveness of the PPP Loan.  During the fourth quarter of 2020, the Company was granted forgiveness of the PPP Loan. As of December 31, 2020, the Company recorded a gain on forgiveness of the PPP Loan of $1.2 million.

9. SHAREHOLDERS’ EQUITY

Common Shares

The Company has 900,000,000 common shares authorized at $0.001 par value. As of December 31, 2020 and 2019, there were 56,378,939 and 34,795,313, respectively, common shares issued and outstanding (“Common Shares”).

In June 2020, the Company launched a non-brokered private placement of units of the Company (the “June Units”) for gross proceeds of up to $300 thousand (the “June Offering”).  Each June Unit was offered at a price of $0.81 and consisted of one Common Share and one-half of one share purchase warrant (each whole share purchase warrant, “Warrant”). Each Warrant entitles the holder to acquire one Common Share at an exercise price of $1.13 per share for a period of 24 months. The Company raised $102 thousand from the issuance of 125,923 Common Share related to the June Offering, which closed in July 2020, from two surgeons who are the majority owners of one of the PEs (Note 13).

During September 30, 2020, the Company issued 50,000 Common Share to settle $40 thousand of outstanding accounts payable.

On December 1, 2020, the Company initiated a private placement, pursuant to which the Company sold and issued to the investors an aggregate of 16,357,703 units of the Company at an issue price of $0.64 per Unit, for net proceeds of $9.5 million (“December Financing”). Each unit consisted of one share of common stock and one common stock warrant, each exercisable to acquire one share of common stock at $0.78 per share for a period of five years from the date of issuance. Accordingly, the Company issued 16,357,703 shares of common stock and 16,357,703 common stock warrants.

Three members of the Company’s management and two independent members of the Company’s Board of Directors participated in the December financing and they purchased 476,453 shares of stock.

Stock Option Plan

On December 10, 2020, our shareholders approved amendments to the Com[any’s stock option plan, which amended the plan previously approved on November 20, 2019 (the “Amended Stock Option Plan”). As of December 31, 2020, an aggregate of 5,637,894 shares of common stock (10% of the issued and outstanding shares of common stock) were available for issuance under the Amended Stock Option Plan. Of this amount, stock options in respect of 3,743,000 common shares have been issued.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 10, 2020, the Company’s shareholders approved the adoption of a new fixed equity incentive plan (the “Equity Incentive Plan”), which authorizes the Company to grant (a) stock options, (b) restricted awards, (c) performance share units, and other equity-based awards for compensation purposes (collectively, “Awards”). The maximum aggregate number of Common Shares available for issuance pursuant to the exercise of the Awards granted under the Equity Incentive Plan is 5,637,894 Common Shares (which represented 10% of the 56,378,939 Common Shares issued and outstanding as of the record date of the shareholder meeting).

Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2018	3,335,000	$0.48
Options granted	1,501,000	$1.56
Options exercised	(650,000)	$0.15
Options canceled / expired	(1,000,000)	$0.05
Balance at December 31, 2019	3,186,000	$1.12	4.62
Options granted	865,000	$0.95
Options exercised	(50,000)	$0.50
Options canceled / expired	(258,000)	$1.60
Balance at December 31, 2020	3,743,000	$1.05	4.00	$1,053
Vested and exercisable at December 31, 2020	2,352,601	$0.95	3.98	$995

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at December 31, 2020:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
1,000,000	4.65	$0.05	1,000,000	$0.05
60,000	1.82	$2.80	60,000	$2.80
75,000	7.05	$1.80	75,000	$1.80
425,000	2.75	$1.80	311,667	$1.80
884,000	3.04	$1.56	530,401	$1.56
434,000	3.76	$1.28	202,533	$1.28
300,000	4.66	$0.90	60,000	$0.90
565,000	4.95	$0.97	113,000	$0.97
3,743,000	4.00	$1.05	2,352,601	$0.95

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of options. The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis and is included as a component of general and administrative expense in the consolidated statements of operations. The assumptions used in the model include expected life, volatility, risk-free interest rate, dividend yield and forfeiture rate. The Company’s determination of these assumptions are outlined below.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected life — The expected life assumption is based on an analysis of the Company’s historical employee exercise patterns.

Volatility — Volatility is calculated using the historical volatility of the Company’s common stock for a term consistent with the expected life.

Risk-free interest rate — The risk-free interest rate assumption is based on the U.S. Treasury rate for issues with remaining terms similar to the expected life of the options.

Dividend yield — Expected dividend yield is calculated based on cash dividends declared by the Board for the previous four quarters and dividing that result by the average closing price of the Company’s common stock for the quarter. The Company has not declared a dividend to date.

Forfeiture rate — The Company does not estimate a forfeiture rate at the time of the grant due to the limited number of historical forfeitures. As a result, the forfeitures are recorded at the time the grant is forfeited.

The following assumptions were used to value the awards granted during the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Expected life (in years)	5.0	5.0
Risk-free interest rate	0.4-2.5%	2.0%
Dividend yield	—%	—%
Expected volatility	91-107%	100%

Stock-based compensation expense recognized in our consolidated financial statements for the years ended December 31, 2020 and 2019 was $548 thousand and $1.2 million, respectively. As of December 31, 2020, there was approximately $595 thousand of total unrecognized compensation cost related to 1,390,399 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

Derivative Liability

Stock options granted to consultants that have an exercise price this is stated in a different currency than the Company’s functional currency are treated as a liability and are revalued at the end of each reporting period for the term of the vesting period. Any change in the fair value of the stock option subsequent to the initial recognition is recorded as a component of other income, net in the consolidated statements of operations.

Changes in the Company’s stock option liability for the years ended December 31, 2020 and 2019 were as follows (stated in thousands):

Balance at December 31, 2018	$246
Loss on revaluation	8
Reclassification option fair value at exercise to equity	(188)
Balance at December 31, 2019	$66
Gain on revaluation	(50)
Balance at December 31, 2020	$16

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used for the Black-Scholes Option Pricing Model to revalue the stock options granted to consultants as of December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020		2019
Risk free rate of return	0.1%		1.7%
Expected life	1.8	years	2.8	years
Expected volatility	100%		170%
Expected dividend per share	nil		nil

There were no stock options granted to consultants during the year ended December 31, 2020 that required recurring fair value adjustments.

Warrants

The following table details warrant activity for the years ended December 31, 2020 and 2019:

Number of Warrants outstanding
Balance at December 31, 2018	49,000
Warrants exercised	(44,600)
Warrants expired	(4,400)
Convertible debt, warrants issued (Note 8)	392,755
Balance at December 31, 2019	392,755
Convertible debt, warrants issued (Note 8)	1,511,609
Equity financing, warrants issued (discussed above)	16,420,664
Balance at December 31, 2020	18,325,028

2018 Warrants

As part of a private placement completed in 2017, the Company issued 49,000 warrants. Each warrant entitled the holder to purchase one common share at an exercise price of $0.50 Cdn with an original expiration date of May 24, 2019. During 2019, 44,600 warrants were exercised and 4,400 warrants expired unexercised.

Any change in the fair value of the warrants subsequent to the initial recognition was recorded as a component of other income, net in the consolidated statements of operations.

Changes in the Company’s share purchase warrant liability for the year ended December 31, 2019 were as follows (stated in thousands):

Balance at December 31, 2018	$56
Loss on revaluation	14
Reclassification warrant fair value at exercise to equity	(70)
Balance at December 31, 2019	$—

2019 Warrants

As part of the convertible debt issuance (Note 8), the Company issued 344,505 warrants to the convertible debt holders and 48,250 finders’ fee warrants. The Company calculated the fair value of $622 thousand for the 2019 warrants using the Black-Scholes Option Pricing Model on the issuance date.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 Warrants

As part of the 2020 convertible debt issuances (Note 8), the Company has issued 1,420,835 warrants to the convertible debt holders and 90,777 finders’ fee warrants.  In conjunction with the June Offering, the Company issued 62,962 warrants. In conjunction with the December Financing, the Company issued 16,357,703 warrants.

The assumptions used for the Black-Scholes Option Pricing model to value the 2019 and 2020 warrants were as follows:

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
Risk free rate of return	0.39%		1.64%
Expected life	5.0	years	4.0	years
Expected volatility	90%		171%
Expected dividend per share	nil		nil
Exercise price	$0.78		$1.40
Stock price	$0.96		$1.31

10. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and fully diluted income per common share for the years ended December 31, 2020 and 2019 (stated in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019
Net income (loss)	$(15,036)	$2,716
Basic weighted average common shares outstanding	36,233,127	34,402,607
Basic earnings (loss)per common share	$(0.41)	$0.08
Net income (loss)	$(15,036)	$2,716
Basic weighted average common shares outstanding	36,233,127	34,402,607
Dilutive effect of stock options, warrants, and performance shares	—	7,510,000
Dilutive weighted average common shares outstanding	36,233,127	41,912,607
Diluted earnings loss) per common share	$(0.41)	$0.06

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period.

Stock options to purchase 3,743,000 common shares and warrants to purchase 18,325,028 common shares were outstanding at December 31, 2020 that were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

The following table sets forth income tax expense for the years ended December 31, 2020 and 2019 (stated in thousands):

	Years Ended December 31,
	2020	2019
Income tax expense:
Federal	$—	$—
State	—	(3)
	—	(3)
Deferred tax (benefit) expense:
Federal	(1,825)	690
State	(360)	119
	(2,185)	809
Total income tax (benefit) expense	$(2,185)	$806

The following table sets forth deferred tax assets and liabilities as of December 31, 2020 and 2019 (stated in thousands):

	Years Ended December 31,
	2020	2019
Deferred Tax Assets (Liabilities):
Noncurrent:
Fixed assets	$(219)	$(133)
Stock-based and performance share compensation.	2,286	4,456
Equity method investments	(187)	(835)
Accrual to cash adjustment	(4,368)	(6,916)
Section 163(J) limitation	—	81
Net operating loss and carryforward	2,211	1,357
Intangibles	(10)	—
Debt issuance costs	32	—
Accretion expense	(344)	—
Other	—	(20)
Deferred Tax Liabilities, net	$(599)	$(2,010)

The following table sets forth the effective tax rate reconciliation for the years ended December 31, 2020 and 2019 (stated in thousands):

	Years Ended December 31,
	2020	2019
Reconciliation of effective tax rate:
Federal taxes at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.4%	3.7%
Permanent items	0.9%	(1.6)%
Performance shares	(13.7)%	—%
Provision to return adjustment and other	0.1%	(0.2)%
Change in rate	(0.4)%	—%
NOL carryback difference	0.3%	—%
Effective income tax rate	12.6%	22.9%

The Company had an effective tax rate of 12.6% and 22.9% for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, $8.4 million of cumulative net operating loss carryforwards for federal income tax purposes were available to offset future taxable income of which none is subject to expiration. The Tax Reform Act of 1986 contains

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provisions that limit the utilization of net operating loss carryforwards if there has been a change in ownership as described in Internal Revenue Code Section 382. The Company has not prepared an analysis to determine if a change of control has occurred. Such a change of ownership may limit the Company’s utilization of its net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is probable that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is probable that the Company will realize the benefits of these deductible differences at December 31, 2020.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes.  As of December 31, 2020, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued as at December 31, 2020.

12. EQUITY METHOD INVESTMENT

Assure Networks, LLC holds various interests in PEs that are accounted for under the equity method of accounting. Under the equity method, the investment is initially recorded at cost and the carrying value is adjusted thereafter to include the Company’s pro rata share of earnings or loss of the investee. The amount of the adjustment is included in the determination of the Company’s net income and the investment account is also adjusted for any profit distributions received or receivable from an investee. The table below details the activity from equity method investments for the years ended December 31, 2020 and 2019 (stated in thousands).

Balance, December 31, 2018	$2,256
Share of earnings	1,305
Distributions	(979)
Acquisition	(222)
Balance, December 31, 2019	$2,360
Share of losses	(1,194)
Distributions	(558)
Balance, December 31, 2020	$608

13. RELATED PARTY TRANSACTIONS

During March 2019, Mr. Willer agreed to settle his $375 thousand indebtedness to the Company. Prior to the settlement, Mr. Willer was owed 1,000,000 common shares pursuant to a performance share agreement. As part of the settlement, Mr. Willer agreed to reduce the number of common shares owed to him pursuant to the performance share agreement by 250,000 common shares. The Company will account for this settlement at closing. The closing had not yet occurred as of December 31, 2020.

During 2019, two members of the Company’s management team advanced the Company approximately $190 thousand. These advances were repaid during 2020.

Compensation to family members of the Company’s Founder and former Executive Chairman for business development services and patient advocate services rendered during the years ended December 31, 2020 and 2019, totaled $299 thousand and $297 thousand, respectively.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the Company entered into a $6.5 million Loan Facility (as defined in Note 8) with Colorado based, Central Bank & Trust, a part of Farmers & Stockmens Bank (“Central Bank”).  A former member of the Company’s Board of Directors is the Chief Executive Officer of Central Bank.

14. 401K Plan

The Company established the Assure Holdings 401(k) Plan (the “401k Plan”) under Section 401(k) of the Internal Revenue Code. Under the 401k Plan, employees, with greater than six months of service, may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 6.0% of the employees’ annual compensation. Investment selections consist of mutual funds and do not include any of the Company’s common stock. The Company’s contributions to the 401k Plan amounted to $409 thousand and $276 thousand for the years ended December 31, 2020 and 2019, respectively.

15. COMMITMENTS AND CONTINGENCIES

Indemnifications

The Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. These obligations include, but are not limited to, contracts entered into with physicians where the Company agrees, under certain circumstances, to indemnify a third party, against losses arising from matters including but not limited to medical malpractice and other liability. The impact of any such future claims, if made, on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to final outcome of these potential claims.

As permitted under Nevada law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes, given the absence of any such payments in the Company’s history, and the estimated low probability of such payments in the future, that the estimated fair value of these indemnification agreements is immaterial. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover any payments, should they occur.

Performance share compensation

As part of a reverse takeover transaction (“RTO”) during 2016, the Company entered into a one-time stock grant agreement with two executives (Mr. Parsons and Mr. Willer), which defines a bonus share threshold as follows: should the Company meet or exceed a 2017 fiscal year EBITDA threshold of Cdn$7.5 million, the Company would issue 6,000,000 common shares of the surviving issuer at the trailing 30-day average closing price. The performance share grant was structured as part of the RTO transaction to provide additional equity to management conditioned upon performance achievements. As the Company achieved the EBITDA threshold for the year ended December 31, 2017, the Company recorded a liability of approximately $16 million for the value of the shares to be issued while the agreements were modified and the cash collected threshold is achieved, which the Company deemed probable. During the year ended December 31, 2020, the Company settled 5,000,000 performance shares resulting from the issuance of 5,000,000 common shares. Mr. Parsons relinquished 1,700,000 performance shares and awarded them to other employees.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. QUARTERLY DATA (unaudited)

The following table sets for the revenue and net income (loss) for each of the three month periods indicated:

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue, net of accounts receivable valuation allowance	$5,964	$3,963	$(10,736)	$4,333
Net income/(loss) before tax	(114)	(1,344)	(15,284)	(479)

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue, net of accounts receivable valuation allowance	$(4,659)	$7,951	$8,389	$6,044
Net income/(loss) before tax	(8,942)	4,763	5,324	2,377

17. SUBSEQUENT EVENTS

Paycheck Protection Program

On March 2, 2021, Assure executed a PPP promissory note and received a $1.7 million unsecured PPP loan, which matures on February 25, 2026 (the “Loan”). The Loan carries an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure is remitted by the Small Business Administration to the Bank of Oklahoma; or (ii) 10 months after the end of the 24 week period following the grant of the Loan. All or a portion of the Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the 24 week period following the loan origination date and the proceeds of the Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020.

Acquisition

Effective February 24, 2021, the Company has signed a Term Sheet (“Term Sheet”) to acquire (the “Acquisition”) Sentry Neuromonitoring, LLC (“Sentry”), one of the largest IONM service providers in Texas, for a purchase price of $3.5 million. The purchase price to be paid is $1.2 million in cash and $2.3 million in Assure common stock, subject to escrow, TSX Venture Exchange and other requirements. Under the Term Sheet, Assure will acquire Sentry’s contracts, employees, business relationships and assets including accounts receivable, and assume up to $250 thousand of its debt. The proposed Acquisition will take the form of either an asset or equity purchase by Assure at its choice at closing.

Established in 2007, Sentry is a leading IONM company primarily serving the Greater Houston region. The company’s operational footprint also extends within Texas to Dallas-Ft. Worth and Austin and includes business relationships in Kansas and Missouri. In 2020, Sentry performed more than 5,500 IONM procedures and approximately 50% of these procedures were commercial insurance payors. The company currently employs 34 full-time staff, including 24 technologists supporting more than 50 surgeons at over 50 facilities.

Stock option grant

On January 29, 2021, the Company granted 1,625,000 stock options to acquire shares of common stock to officers, directors and employees at $1.06 per share, vesting 20% on the grant date and one-sixth every six months until fully vested.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registration Statement

On December 30, 2020, the Company filed a resale registration statement on Form S-1 with the Securities Exchange Commission to register securities issued or issuable in the December Private Placement, as required under the Registration Rights Agreement.  On February 12, 2021, the registration statement was declared effective by the Securities Exchange Commission.  The Company is required to maintain the effectiveness of the registration statement and intend to file a post-effective amendment to the registration statement to incorporate our audited financial statements for the year ended December 31, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2020. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2020, our internal controls over financial reporting were ineffective. Management noted inadequate controls over the review of the accounting for complex transactions and improper segregation of duties which management believes to be a material weakness. In response to the identified material weakness, during the first quarter of 2021, management has implemented a rigorous review process regarding the accounting for complex transactions and plans to remediate the segregation of duties during 2021.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position
John Farlinger	62	Executive Chairperson and Chief Executive Officer
Trent Carman (1)	59	Chief Financial Officer
Preston Parsons	41	Director and Founder
Martin Burian	57	Director
Christopher Rumana	52	Director
Steven Summer	71	Director

(1) On March 26, 2021, we announced that Trent Carman was retiring as our Chief Financial Officer effective March 26, 2021. Mr. Carman has agreed to remain as an advisor through December 31, 2021, to assist in the transition of his duties to John Price, who will be promoted from Vice-President of Finance to our Chief Financial Officer.

Set forth below are the respective principal occupations or brief employment histories of each of our directors and executive officers and the periods during which each has served as a director of the Company, as well as for our named executive officers.

John Farlinger, Director, Chief Executive Officer and Executive Chairperson: Mr. Farlinger was appointed to Chief Executive Officer and Executive Chairman on August 28, 2019. Prior to his appointment as Chief Executive Officer and Executive Chairman, Mr. Farlinger was appointed as Interim Chief Executive Officer and Executive Chairman on May 15, 2018. Mr. Farlinger held the position of Chairman and CEO of Urban Communications Inc. from July 8, 2014 to June 2018. His past positions also include director and Chair of the Governance and Audit Committee of Freckle Ltd. (TSXV) from June 2019 to February 2020, Senior Vice-President of Teliphone Navigata-Westel from February 2013 to April 2014, and CEO of Titan Communications from 2009 to February 2013. He is also an advisor to CareCru Inc., a healthcare start up.

Trent Carman, Chief Financial Officer: Mr. Carman has more than 20 years of CFO experience, including over 15 years of healthcare industry expertise for both public and private organizations. He served as CFO for Vivos Therapeutics from April 2017 to August 2018, and as CFO at Air Methods Corp. for over 13 years from April 2003 to August 2016. While at Air Methods, the largest air medical and air tourism operator in the United States, Carman oversaw the company’s rapid growth through multiple M&A transactions and prudent financial management. On March 26, 2021, we announced that Mr. Carman was retiring as our Chief Financial Officer effective March 26, 2021, and would remain as an advisor through December 31, 2021, to assist in the transition of his duties to John Price, who will be promoted from Vice-President of Finance to our Chief Financial Officer. His decision to retire was not the result of any dispute or disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

Preston T. Parsons, Director and Founder: Concurrent with the closing of the reverse take-over of Assure Holdings on May 24, 2017, Mr. Parsons became the CEO of the Company. Mr. Parsons resigned as CEO of the Company on May 15, 2018 and under the title “founder”, Mr. Parsons is primarily responsible on working to generate increased revenue by engaging new surgeons to its platform, executing on the company’s multi-state expansion strategy and expanding the Company’s neuromonitoring services. Mr. Parsons is also the founder of QB Medical Inc. and has been its CEO since September 2009.

Martin Burian, Director: Currently, Mr. Burian is a director of multiple publicly traded companies. Mr. Burian is currently Managing Director of Investment Banking at RCI Capital Group, and also serves as CFO (part time) to Heffel Gallery Limited. Prior to 2014 Mr. Burian spent 20 years in senior investment banking roles including with Haywood Securities Inc., Bolder Investment Partners and Canaccord Capital Corp.

Christopher Rumana, Director: Dr. Rumana brings over 20 years’ experience in the medical field as a board-certified neurosurgeon. Dr. Rumana has served in many roles including Chairman of Department of Surgery, Chief of Neurosurgery, Chairman of the Medical staff, Chairman of the Medical Executive Committee, and Chairman of the Board of Directors at Tallahassee Memorial Hospital. Dr. Rumana has previously served as the President of the Tallahassee Neurological Clinic from 2000 to 2017 and served as the President and chairman of Caduceus, LLC, a joint venture pain management facility and surgery center from 2005 to 2017. Dr. Rumana currently runs a consulting company and serves on the board of multiple health-related companies.

Steven Summer, Director: Steven Summer brings over four decades of management experience in health care to the Company’s board. From 2006 to December 2019, Mr. Summer served as President and CEO of the Colorado Hospital Association. Previously, from 1993 through 2006, he was the President and CEO of the West Virginia Hospital Association and prior to that he was with the Maryland Hospital Association, where he also held various senior level roles prior to becoming an executive. In January 2020, Mr. Summer was named President of the Healthcare Institute (HI), an organization whose membership consists of 35 of the nation's most prestigious non-profit hospitals and health care systems.

John Price, Vice President of Finance, Chief Financial Officer (effective March 26, 2021): Mr. Price, age 51, will be appointed as Chief Financial Officer effective March 26, 2021. Mr. Price has over 25 years of experience in accounting, financial planning and analysis, and business process improvement. He is also highly experienced in capital raise and debt financing, M&A, accounting operations, compliance, and system implementations. Mr. Price’s prior positions include serving as chief accountant of National Beverage  (December 2019 to November 2020), chief financial officer at Alliance MMA and MusclePharm (March 2015 to August 2016) and in various accounting and finance roles in high growth technology companies in the Silicon Valley. Price spent the first seven years of his career at Ernst & Young (October 1995 to July 2003). Mr. Price earned a Bachelor of Science in Accounting from Pennsylvania State University. Mr. Price does not have any family relationship with any other member of the Board of Directors or any executive officer of the Company. The Company has not engaged in any transaction in which Mr. Price or a person related to Mr. Price had a direct or indirect material interest that is reportable under Item 404(a) of Regulation S-K. To the Company’s knowledge, there is no arrangement or understanding between any of its officers and Mr. Price pursuant to which he was selected to serve as an officer.

Family Relationships

There are no family relationships between any director or executive officer.

Legal Proceedings

We know of no material proceedings in which any of our directors, officers, affiliates or any shareholder of more than 5% of any class of our voting securities, or any associate thereof is a party adverse or has a material interest adverse to Assure or its subsidiaries. To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	proceeding among private litigants, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934 (the “Exchange Act”) (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

We currently act with five directors, consisting of John Farlinger, Preston Parsons, Martin Burian, Christopher Rumana and Steven Summer. We have determined that Martin Burian, Christopher Rumana and Steven Summer are “independent directors” as defined in Rule 5605 of the NASDAQ Stock Market Rules.

Board Committees

The Board has established an Audit Committee, a Governance, Nomination, and Compensation Committee (the “GNC Committee”) and the Medical Monitoring Advisory Committee, as the three committees of the Board. Terms of reference for each committee, which delineate the mandate of the committee, the composition of the committee, the frequency of committee meetings and other relevant matters, have been approved and adopted by the Board.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, in accordance with its charter, is responsible for reviewing and approving the financial statements and public reports of the Company, considering the existence and adequacy of internal and management controls and reviewing and approving material accounting policies and measurements. The Audit Committee is also responsible for reviewing the annual audit and quarterly reviews and communicating directly with the external auditor as to their findings. The Audit Committee’s mandate provides for regularly scheduled meetings to review and approve annual audited financial statements and quarterly unaudited financial statements and other reports to shareholders. Additional meetings may be held as warranted with respect to public financing initiatives and other material transactions.

Currently, our Audit Committee consists of John Farlinger, Martin Burian and Christopher Rumana. The Board has determined that all members of the Audit Committee are “financially literate” and that two of the three members are “independent,” being Mr. Burian and Dr. Rumana. Our Board has determined that Martin Burian qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Audit Committee has the authority to pre-approve non-audit services which may be required from time to time.

Governance, Nomination, and Compensation Committee (“GNC”)

The GNC Committee, in accordance with its charter, is responsible in assisting the Board in the exercise of their responsibilities as it relates to corporate governance, nomination and compensation matters delegated to it by the Board. The GNC Committee is also responsible for annually overseeing the evaluation of the effectiveness of the Board and its Committees and making recommendations to the Board with respect to any changes which may be advisable to improve the functioning of the Board or any of its committees. The GNC Committee’s mandate provides for regularly scheduled meetings to review the corporate governance guidelines applicable to the Company and the processes and procedures as may be reasonably necessary to allow the GNC to make recommendations to the Board with respect to executive compensation and assessing the performance of the executive management team. The GNC Committee administers the Company’s Stock Option Plan, and determines all direct, indirect and incentive compensation and benefits of the executive management team.

Currently, our GNC Committee consists of Mr. Summer (Chairperson), Dr. Rumana, and Mr. Burian. The Board has determined that all members of the GNC Committee are “independent” within the meaning of Rule 5605 of the NASDAQ Stock Market Rules.

We currently do not have a policy on diversity and inclusion. We also do not maintain an executive committee.

Compensation Committee Interlocks and Insider Participation

None of the anticipated members of our GNC Committee is an officer or employee of our Company, nor have they even been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Medical Monitoring Advisory Committee

The Medical Monitoring Advisory Committee, is responsible for assisting the Board in (i) establishing best practices related to the Company’s, including its subsidiaries, performance of services, (ii) continually evolving and refining techniques, process and procedures to ensure the highest quality of services, (iii) understanding how technology and equipment can be used and implemented to ensure the highest quality of services, and (iv) making recommendations to the Board on matters delegated to it by the Board from time to time. It is the intention of the Board that the Medical Monitoring Advisory Committee be comprised, in part, of medical professionals who can assist the Company with establishing, through research, development, and implementation of best practices and technology advancements, processes and operational infrastructure aimed at increasing the rate of successful outcomes in patient cases as a result of the use of intraoperative monitoring.

Currently, our Medical Monitoring Advisory Committee consists of Dr. Rumana (Chairperson), Mr. Summer, Mr. Parsons and Dr. Isador Lieberman.

Dr. Isador Lieberman, M.D., M.B.A, FRCSC, was appointed to our Medical Monitoring Advisory Committee on March 18, 2021.  Dr. Lieberman is a fellowship trained Orthopaedic and Spinal Surgeon. He is board certified by the American

Board of Orthopaedic Surgery and holds specialist certification from the Royal College of Physicians and Surgeons of Canada. Dr. Lieberman completed medical school and residency at the University of Toronto and completed Spine Surgery and Trauma Surgery fellowships at the Toronto Hospital in Canada and at Queen’s Medical Center in Nottingham, England. Dr. Lieberman joined the Texas Back Institute in 2010 and is currently the president and director of its scoliosis and spine tumor program. Prior to joining Texas Back Institute he served as teaching faculty at the University of Toronto, then was recruited to the Cleveland Clinic. His research interests include; clinical outcomes in spinal surgery, biomechanics of spinal implants, robotics for spinal surgery and disc replacement technologies. Dr. Lieberman has conceived and developed a number of spinal surgery instruments and implants and holds over thirty issued U.S. patents. He has been recognized internationally for contributions to minimally invasive/endoscopic spinal surgery and robotics and navigation for spine surgery. In addition, Dr. Lieberman established the Uganda Spine Surgery Mission. Over the past fifteen years this organization has provided more than 250 operations to Ugandans afflicted with spinal ailments including scoliosis.

We have determined that Christopher Rumana, Steven Summer and Isador Lieberman are “independent directors” as defined in Rule 5605 of the NASDAQ Stock Market Rules.

Board Leadership Structure and Role in Risk Oversight

The positions of our principal executive officer and the chairperson of our Board are served by one individual, John Farlinger. We have determined that the leadership structure of our Board is appropriate, especially given the size of our company. Our Board provides oversight of our risk exposure by receiving periodic reports from senior management regarding matters relating to financial, operational, legal and strategic risks and mitigation strategies for such risks.

Ethical Business Conduct

The Board has found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual directors’ participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates independently of management and in the best interests of the company.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s officers, directors and employees, including the Company’s principal executive officer, principal financial officer and controller.  The Company’s code of ethics has been filed as Exhibit 14.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Executive Compensation

The objectives of our executive compensation policy are to attract and retain individuals of high caliber to serve as officers, to motivate their performance in order to achieve our strategic objectives and to align the interests of executive officers with the long term interests of our shareholders. Short-term compensation, including base salaries and annual performance bonus, is used to attract and retain employees. Long-term compensation, including our Stock Option Plan and Equity Incentive Plan, is used to reward growth in asset value per share.

Our compensation policy is reviewed and examined annually by the GNC Committee in accordance with its charter. The GNC Committee considered the implications of the risks associated with our compensation policies and practices and did not identify any risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on us.

We do not have any written policies which prohibit a named executive officer or director from purchasing financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the named executive officer or director.

For the purposes of this Annual Report, named executive officers or “NEOs” means each of the following individuals:

(a)	each individual who, in respect of the Company, during any part of the financial year ended December 31, 2020, served as chief executive officer, including an individual performing functions similar to a chief executive officer (“CEO”) of the Company;

(b)	the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year;

(c)	up to two individuals who would be an NEO under paragraph (b) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, as of December 31, 2020.

During the financial year ended December 31, 2020, we had three NEOs: Preston Parsons (founder), John Farlinger (CEO), and Trent Carman (“CFO”). Mr. Farlinger was appointed the CEO on August 28, 2019. Prior to his appointment as CEO, Mr. Farlinger was appointed as Interim Chief Executive Officer on May 15, 2018. Mr. Carman was appointed CFO of October 22, 2018. On March 26, 2021, we announced that Trent Carman was retiring as our Chief Financial Officer effective March 26, 2021, and will remain as an advisor through December 31, 2021, to assist in the transition of his duties.

Executive officer (including the NEOs) compensation consists of essentially three components: (i) base salary; (ii) annual performance bonus; and (iii) the equity compensation under our Stock Option Plan, Equity Incentive Plan or written grant agreements. Each component of our executive officer compensation arrangements are briefly described below.

Base Salaries

Salaries for executive officers and other members of senior management are determined by evaluating the responsibilities of each executive’s position, as well as the experience and knowledge of the individual, with a view to market competitiveness. Assure benchmarks its executive salaries, by position and responsibility, against other comparable business enterprises. The base salaries for executive officers are reviewed in the fourth quarter of each financial year for the ensuing year by the GNC Committee. Annual salary adjustments take into account the market value of the executive’s role, the executive’s performance throughout the year and the economic factors that affect Assure’s industry and marketplace.

Retention of executive officers is a risk considered by the GNC Committee in setting base salaries.

Annual Performance Bonus

Each executive is eligible to receive an annual bonus (the “Annual Bonus”) based upon achievement of milestones established by the GNC Committee. The Annual Bonus is determined, at the discretion of the GNC Committee at the beginning of each year and is paid during the first quarter of the subsequent year. If the executive voluntarily resigns from their employment with us or if their employment is terminated for cause prior to payment of the Annual Bonus, they shall not be entitled to receive payment of the Annual Bonus, or any portion thereof, whether prorated or otherwise.

Our Annual Bonus provides NEOs and key employees with the opportunity to earn annual incentive awards in respect of their leadership and contribution towards enhanced levels of operating performance. As such, the Annual Bonus is designed to increase alignment with Assure’s strategic and operational goals with awards earned based on the achievement of both financial and personal performance goals.

The “financial performance” of each executive (including NEOs) is measured and calculated on three pre-established annual financial performance measure (the “Financial Performance Measure”). The Financial Performance Measures are designed around key drivers of profitability and operational cash flow, namely: (i) revenue growth; (ii) EBITDA growth; and (iii) cash flow growth, increase in procedures and other identified metrics. For each Financial Performance Measure, there are three performance levels set: threshold, target and maximum.

The ‘personal performance’ of each executive is measured against the extent to which each executive achieves his or her personal strategic objective (“Personal Strategic Objective”). The Personal Strategic Objectives are set by the executives in conjunction with the CEO at the commencement of each fiscal year and are expressed with reference to specific, measurable targets and given a weighting for each.

Amended Stock Option Plan and Equity Incentive Plan

On December 10, 2020, our shareholders approved amendments to our stock option plan, which amended the plan previously approved on November 20, 2019 (the “Amended Stock Option Plan”). As of March 26, 2021, an aggregate of 3,407,927 shares of common stock (6% of the issued and outstanding shares of common stock) were available for issuance under the Amended Stock Option Plan. Of this amount, stock options in respect of 5,348,000 common shares have been issued. As of March 26, 2021, there remained stock options in respect of nil common shares which are available for future option grants under the Amended Stock Option Plan.

On December 10, 2020, our shareholders approved the adoption of a new fixed equity incentive plan (the “Equity Incentive Plan”), which authorizes us to grant (a) stock options, (b) restricted awards, (c) performance share units, and other equity-based awards for compensation purposes (collectively, “Awards”). The maximum aggregate number of Common Shares available for issuance pursuant to the exercise of the Awards granted under the Equity Incentive Plan is 5,637,894 Common Shares (which represented 10% of the 56,378,939 Common Shares issued and outstanding as of March 26, 2021).

Options and Awards are granted by the Board at the recommendation of the GNC Committee. In monitoring or adjusting the option allotments, the GNC Committee takes into account its own observations on individual performance (where possible) and its assessment of individual contribution to shareholder value, previous option grants and the objectives set for the NEOs. The scale of options is generally commensurate to the appropriate level of base compensation for each level of responsibility. The GNC Committee makes these determinations subject to and in accordance with the provisions of the Amended Stock Option Plan.

Compensation Governance

The GNC Committee exercises general responsibility regarding overall employee and executive officer compensation. It determines the total compensation of the Chief Executive Officer, Chief Financial Officer and other senior executives of the Company, all subject to Board approval. The GNC Committee also meets with the Chief Executive Officer to review all other salaries and compensation items. These salaries and compensation items are ultimately approved by the Board annually in the overall general and administrative expense budget.

Summary Compensation Table

The following table sets forth the compensation earned by the NEOs for the years ended December 31, 2018, 2019, and 2020 and are set out below and expressed in the currency of the United States unless otherwise noted.

SUMMARY COMPENSATION TABLE

							Change in
							pension value
							and
							nonqualified
						Non-Equity	deferred
				Stock	Option	Incentive Plan	compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
John Farlinger, (1)	2020	306,583	200,000	315,600	Nil	Nil	Nil	48,484	870,667
Executive Chairperson and	2019	285,000	130,000	Nil	117,000	Nil	Nil	43,075	575,075
Chief Executive Officer	2018	203,621	96,000	Nil	302,000	Nil	Nil	15,634	617,255
Trent Carman, (2)	2020	162,776	81,676	210,400	Nil	Nil	Nil	22,067	476,919
Chief Financial Officer	2019	238,001	85,000	Nil	157,000	Nil	Nil	19,108	499,109
	2018	38,334	20,000	Nil	Nil	Nil	Nil	—	58,334
Preston Parsons, (3)(4)(5)	2020	285,000	647,645	Nil	Nil	Nil	Nil	31,500	964,145
Founder and Director	2019	265,270	85,000	Nil	Nil	Nil	Nil	33,400	383,670
	2018	137,975	90,000	Nil	Nil	Nil	Nil	62,742	290,717

(1)	Mr. Farlinger was appointed to Chief Executive Officer and Executive Chairperson on August 28, 2019. Prior to his appointment as Chief Executive Officer and Executive Chairperson, Mr. Farlinger was appointed as Interim Chief Executive Officer and Executive Chairperson on May 15, 2018. Mr. Farlinger received a car allowance of $17,956 and a matched retirement investment contribution of $30,528 paid by Assure, which values have been included in the column “All Other Compensation”. Stock Awards consists of a grant of 300,000 performance shares referenced in note (5). On January 29, 2021, Mr. Farlinger was granted 450,000 stock options exercisable to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(2)	Mr. Carman was appointed Chief Financial Officer on October 22, 2018. Mr. Carman received a car allowance of $6,000 and a matched retirement investment contribution of $16,067 paid by Assure, which value has been included in the column “All Other Compensation”. Stock Awards consist of a grant of 200,000 performance shares referenced in note (5). Mr. Carman retired as our Chief Financial Officer effective March 26, 2021.
(3)	Mr. Parsons was appointed the Chief Executive Officer of Assure following completion of the Qualifying Transaction on May 24, 2017. As of May 15, 2018, Mr. Parsons was no longer an officer of Assure and remains a director of Assure. Mr. Parsons received a car allowance of $14,400, and a matched 401k amount of $17,100 paid by Assure, which values have been included in the column “All Other Compensation”.
(4)	As a result of the circumstances which led to the resignation of our former auditor, EKS&H LLP, and two management cease trade orders (May 1, 2018 and August 7, 2018, revoked on August 20, 2018), we entered into negotiations with Preston Parsons, our founder and a director, and Matthew Willer, a former officer and director, with respect to certain matters (arising out of transactions while Assure was operating as a private company). We settled these matters as follows:

On January 9, 2019 we announced that we entered into a settlement agreement on August 6, 2018, pursuant to which Mr. Parsons agreed to repay certain reclassified expenses and pledge certain collateral to secure payment. Mr. Parsons surrendered for cancellation of 1,461,392 of common shares held by him at a price of $1.50 per share. Additionally, Mr. Parsons voluntarily surrendered one million options to allow us to grant options to retain employees and competitively recruit strong professional talent. Mr. Parsons also agreed to modify the performance stock grant agreement dated November 8, 2016 (entered while Assure was operating as a private company), which granted Mr. Parsons the right to receive 5,000,000 common shares (“Performance Shares”), to increase certain performance requirements to earn the Performance Shares.

a.	On March 4, 2019, we announced that we entered into a settlement and mutual release agreement with Mr. Willer (the “Settlement Agreement”), pursuant to which we cancelled 450,000 stock options (which were granted to Mr. Willer while Assure was operating as a private company and prior to our listing on the TSXV) and to amend Mr. Willer’s right to receive 1,000,000 Performance Shares (granted to Mr. Willer while Assure was operating as a private company under a performance stock grant agreement) to withhold performance shares to pay liabilities to Assure and under certain third-party contracts and tax liabilities owed in connection with the issuance of Performance Shares. The remaining Performance Shares will be issued to Mr. Willer at a price to be determined on the issuance date based on the market price of common shares at the issuance date and in accordance with the policies of the TSX-V. In December 2020, Mr. Willer entered into a settlement agreement with certain of his creditors. On January 25, 2021, we issued 219,838 of the 1,000,000 Performance Shares to certain of Mr. Willer's creditors in connection with that settlement. Under the terms of our mutual release agreement with Mr. Willer, 780,162 Performance Shares remain to be issued.

(5)	On March 4, 2020, Mr. Parsons entered into a Stock Grant Amendment and Transfer Agreement, under which he agreed to transfer and distribute 1,700,000 of the 5,000,000 Performance Shares to which he is entitled to certain employees and senior management, including John Farlinger (300,000 shares) and Trent Carman (200,000 shares). On December 29, 2020, Assure issued the 5,000,000 Performance Shares under Restricted Stock Award Agreements including to Mr. Parsons (3,300,000 shares), Mr. Farlinger (300,000 shares and Mr. Carman (200,000 shares). The restricted stock is subject to forfeiture under the terms of Restricted Stock Award Agreements and will vest on December 31, 2021 or earlier upon satisfaction of certain conditions.

Grants of Plan-Based Awards Table

The following table discloses all compensation securities granted or issued to each NEO by Assure in the most recently completed financial year ended December 31, 2020 for services provided or to be provided, directly or indirectly, to Assure.

GRANTS OF PLAN BASED AWARDS

Closing
					price of	Closing
		Number of			security or	price of
		compensation			underlying	security or
		securities,		Issue,	security	underlying
	Type of	number of	Date of	conversion or	on date	security
Name and	compensation	underlying	issue or	exercise price	of grant	at year end	Expiry
Principal Position	security	securities	grant	($)	($)	($)	Date
John Farlinger, (1)
Executive Chairperson and Chief Executive Officer	Restricted Stock	300,000 common shares	3/4/2020	US$1.03(5)		US$1.03(5)	12/31/2021
Trent Carman, (2)
Chief Financial Officer	Restricted Stock	200,000 common shares	3/4/2020	US$1.03(5)	US$1.052	US$1.03(5)	12/31/2021
Preston Parsons, (3)(4) Founder and Director	Restricted Stock	3,300,000 common shares	11/8/2016	US$1.03(5)	US$1.052	US$1.03(5)	12/31/2021

(1)	As of December 31, 2020, Mr. Farlinger has an aggregate of 419,000 options to purchase common stock of the Company. The options are exercisable to purchases: (a) 302,000 common shares of the Company at an exercise price of Cdn$2.23 or $1.80 which expire on October 1, 2023, pursuant to options awarded to Mr. Farlinger on October 1, 2018; and (b) 117,000 common shares of the Company at an exercise price of $1.56 or Cdn$2.07 which expire on January 16, 2024. As of the date of this prospectus 302,000 options held by Mr. Farlinger are outstanding and have vested. As of December 31, 2020, Mr. Farlinger has received 419,000 options and 181,000 options remain outstanding which will be issued in accordance with the policies of the TSX-V. On March 4, 2020, Preston Parsons entered into a Stock Grant Amendment and Transfer Agreement, under which he agreed to transfer and distribute 1,700,000 Performance Shares to certain employees and senior management, including Mr. Farlinger (300,000 shares). On December 29, 2020, Assure issued 300,000 Performance Shares to Mr. Farlinger, subject to forfeiture under the terms of Restricted Stock Award Agreement with vesting on December 31, 2021 or earlier upon satisfaction of certain conditions. On January 29, 2021, Mr. Farlinger was granted 450,000 stock options exerciseable to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(2)	As of December 31, 2020, Mr. Carman has no options to purchase common stock of the Company. On March 4, 2020, Preston Parsons entered into a Stock Grant Amendment and Transfer Agreement, under which he agreed to transfer and distribute 1,700,000 Performance Shares to certain employees and senior management, including Mr. Carman (200,000 shares). On

December 29, 2020, Assuref issued 200,000 Performance Shares to Mr. Carman, subject to forfeiture under the terms of Restricted Stock Award Agreement with vesting on December 31, 2021 or earlier upon satisfaction of certain conditions. Mr. Carman retired as our Chief Financial Officer effective March 26, 2021.
(3)	As part of a stock grant agreement dated November 8, 2016, while Assure was still operating privately, Mr. Parsons was granted the right to receive 5,000,000 common shares upon satisfaction of certain performance conditions. On March 4, 2020, Mr. Parsons agreed to reallocate 1,700,000 shares of restricted common stock to six employees and/or officers of Assure, including John Farlinger, our CEO (300,000 shares) and Trent Carman, our CFO (200,000 shares), under the terms of Incentive Stock Agreements. On December 29, 2020, Assure issued 3,300,000 Performance Shares to Mr. Parsons, subject to forfeiture under the terms of Restricted Stock Award Agreement with vesting on December 31, 2021 or earlier upon satisfaction of certain conditions.
(4)	As part of a stock grant agreement dated November 8, 2016, while Assure was still operating privately, Mr. Parsons was granted the right to receive 5,000,000 common shares upon satisfaction of certain performance conditions. On March 4, 2020, Mr. Parsons agreed to reallocate 1,700,000 shares of restricted common stock to six employees and/or officers of Assure, including John Farlinger, our CEO (300,000 shares) and Trent Carman, our CFO (200,000 shares), under the terms of Incentive Stock Agreements. On December 29, 2020, Assure issued 3,300,000 Performance Shares to Mr. Parsons, subject to forfeiture under the terms of Restricted Stock Award Agreement with vesting on December 31, 2021 or earlier upon satisfaction of certain conditions.
(5)	The closing price of the common shares on December 31, 2020 was US$1.03.

Outstanding Equity Awards at Fiscal Year End

The following table discloses the particulars of unexercised options, stock that has not vested and equity incentive plan awards for our NEOs.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
			Equity					Awards:	Awards:
			Incentive				Market	Number	Market
			Plan			Number	Value	of	or Payout
			Awards:			of	of	Unearned	Value of
			Number of			Shares	Shares	Shares,	Shares,
	Number of	Number of	Securities			or	or Units	Units or	Units or
	Securities	Securities	Underlying			Units of	of	Other	Other
	Underlying	Underlying	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name and	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Principal Position	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
John Farlinger, (1)	302,000	Nil	Nil	$1.80	10/1/2023	300,000	$315,600	Nil	Nil
Executive Chairperson and Chief Executive Officer	117,000			$1.56	1/16/2024
Trent Carman, (2) Chief Financial Officer	Nil	Nil	Nil	NA	NA	200,000	$210,400	Nil	Nil
Preston Parsons, (3) Founder and Director	1,000,000	Nil	Nil	$0.05	8/25/2025	3,300,000	$3,471,600	Nil	Nil

(1)	As of December 31, 2020, Mr. Farlinger has an aggregate of 419,000 options to purchase common stock of the Company. The options are exercisable to purchases: (a) 302,000 common shares of the Company at an exercise price of Cdn$2.23 or $1.80 which expire on October 1, 2023, pursuant to options awarded to Mr. Farlinger on October 1, 2018; and (b) 117,000 common shares of the Company at an exercise price of $1.56 or Cdn$2.07 which expire on January 16, 2024. As of the date of this Annual Report, 302,000 options held by Mr. Farlinger are outstanding and have vested. As of December 31, 2020, Mr. Farlinger has received 419,000 options and 181,000 options remain outstanding which will be issued in accordance with the policies of the TSX-V. On March 4, 2020, Preston Parsons entered into a Stock Grant Amendment and Transfer Agreement, under which he agreed to transfer and distribute 1,700,000 Performance Shares to certain employees and senior management, including Mr. Farlinger (300,000 shares). On December 29, 2020, Assure issued 300,000 Performance Shares to Mr. Farlinger, subject to forfeiture under the terms of Restricted Stock Award Agreement with vesting on December 31, 2021 or earlier upon satisfaction of certain conditions. On January 29, 2021, Mr. Farlinger was granted 450,000 stock options exercisable to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(2)	As of December 31, 2020, Mr. Carman has no options to purchase common stock of the Company. On March 4, 2020, Preston Parsons entered into a Stock Grant Amendment and Transfer Agreement, under which he agreed to transfer and distribute 1,700,000 Performance Shares to certain employees and senior management, including Mr. Carman (200,000 shares). On December 29, 2020, Assure issued 200,000 Performance Shares to Mr. Carman, subject to forfeiture under the terms of Restricted Stock Award Agreement with vesting on December 31, 2021 or earlier upon satisfaction of certain conditions. Mr. Carman retired as our Chief Financial Officer effective March 26, 2021.
(3)	As of December 31, 2020, Mr. Parsons has options to purchase 1,000,000 common shares of the Company at an exercise price of $0.05 which expire on August 25, 2025, pursuant to options awarded to Mr. Parsons on August 25, 2015. As of December 31, 2019, all of the 1,000,000 options held by Mr. Parsons have vested. As part of a stock grant agreement dated November 8, 2016, while Assure was still operating privately, Mr. Parsons was granted the right to receive 5,000,000 common shares upon satisfaction of certain performance conditions. On March 4, 2020, Mr. Parsons agreed to reallocate 1,700,000 shares of restricted common stock to six employees and/or officers of Assure, including John Farlinger, our CEO (300,000 shares) and Trent Carman, our CFO (200,000 shares), under the terms of Incentive Stock Agreements. On December 29, 2020, Assure issued 3,300,000 Performance Shares to Mr. Parsons, subject to forfeiture under the terms of Restricted Stock Award Agreement with vesting on December 31, 2021 or earlier upon satisfaction of certain conditions. The closing price of the common shares on December 29, 2020 was US$1.04.

Option Exercise and Vested Stock

There were no option exercises or stock that vested on an aggregated basis for our NEOs during the year ended December 31, 2020.

Pension Plans, Defined Benefit Plans, Deferred Compensation Plans

The Company has not established a pension plan, defined benefits plan, or deferred compensation plan.

Agreements with Named Executive Officers

The Company has entered into employment agreements with certain NEOs. The agreements establish the terms and conditions that will apply during their employment with the Company as well as the terms and conditions that will apply upon their termination of employment.

John Farlinger, Executive Chairperson, Chief Executive Officer and member of the Audit Committee

The Company entered into an employment agreement with John Farlinger effective June 1, 2018. Mr. Farlinger is employed as Chief Executive Officer of the Company and provides corporate management, financial strategy, capital market advisory, business expansion, compliance and advisory, corporate communications and general operational services to the Company that are relevant to his position. As compensation, Mr. Farlinger received an annual salary of $306,583 during the financial year ended December 31, 2020 and was granted 419,000 options to purchase common shares. In addition, Mr. Farlinger is entitled to four weeks per year of vacation. The Company reimburses Mr. Farlinger for reasonable and customary “out of pocket” expenses. Mr. Farlinger is entitled to insurance benefits, sick leave, personal leave, a car allowance, a 401k matching plan of up to 6%, performance based bonuses allocated at the discretion of the Board, a phone allowance and stock options pursuant to the Stock Option Plan. The agreement contains customary confidentiality arrangements for an executive in the healthcare industry and provides that for one year following the termination of Mr. Farlinger’ s employment with the Company, he will not directly or indirectly engage in any business competitive with the Company.

Trent Carman, Chief Financial Officer

The Company entered into an offer of employment with Trent Carman effective September 19, 2018. Mr. Carman is employed as the Chief Financial Officer of the Company. As compensation, Mr. Carman received an annual salary of $286,583 during the financial year ended December 31, 2020. In addition, Mr. Carman is entitled to four weeks per year of vacation, insurance benefits, a 401k matching plan of up to 6%, performance based bonuses allocated at the discretion of the board of up to 60% of his base annual salary, a phone and car allowance, paid parking and incentive stock options pursuant to the Stock Option Plan. The agreement provides for an employment-at-will policy allowing for termination of the agreement at any time by both Mr. Carman and the Company. Mr. Carman retired as our Chief Financial Officer effective March 26, 2021.

Preston Parsons, Director, Founder and member of the Medical Monitoring Advisory Committee

Assure Holdings entered into an employment agreement with Preston Parsons effective November 7, 2016, which employment agreement was transferred to the Company following completion of the Qualifying Transaction. The employment agreement with Mr. Parsons set out his responsibilities as Chief Executive Officer. However, as disclosed, on May 15, 2018, Mr. Parsons resigned as the Chief Executive Officer of the Company and assumed the responsibility of working to generate increased revenue by engaging new surgeons to its platform, executing on the Company’s multi-state expansion strategy and expanding the Company’s Neuromonitoring services. To date, no new employment agreement has been entered into with Mr. Parsons and the Company. As compensation, Mr. Parsons received an annual salary of $274,916 during the financial year ended December 31, 2020. In addition, Mr. Parsons is entitled to four weeks per year of vacation with an additional week granted for each completed year of employment and Assure reimburses Mr. Parsons for reasonable and customary “out-of-pocket” expenses. Mr. Parsons is entitled to insurance benefits, sick leave, personal leave, a car allowance, a 401k matching plan of up to 6%, performance based bonuses allocated at the discretion of the Board, a phone and home office allowance and stock options pursuant to the Stock Option Plan. The agreement contains customary confidentiality arrangements for an executive in the healthcare industry and provides that for one year following the termination of Mr. Parsons’ employment with the Company, he will not directly or indirectly engage in any business competitive with the Company. The employment agreement is governed by the laws of the State of Colorado and has a term of 5 years. Either party is able to terminate the agreement at any time upon 30 days written notice. If the Company terminates the contract, Mr. Parsons shall be entitled to compensation for three months of annualized compensation for every one year of employment beyond the termination date unless Mr. Parsons is in violation of the contract. If Mr. Parsons is in violation of the contract, the Company may terminate employment without notice and will provide compensation to Mr. Parsons only to the date of such termination. The compensation paid under the contract shall be Mr. Parsons’ exclusive remedy.

John Price, Vice President of Finance, Chief Financial Officer (effective March 26, 2021)

Assure Holdings is currently in the process of negotiating an employment agreement with John Price to serve as its Chief Financial Officer.

Compensation of Directors

The following table sets forth all compensation paid to or earned by each of directors during fiscal year ended December 31, 2020 other than the NEOs who also serve as directors.

DIRECTOR COMPENSATION

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Martin Burian, (1)(2)	$50,000	Nil	Nil	Nil	Nil	Nil	$50,000
Independent Director
Christopher Rumana, (1)(3)	$50,000	Nil	Nil	Nil	Nil	Nil	$50,000
Independent Director
Steven Summer, (1)(4)	$50,000	Nil	Nil	Nil	Nil	Nil	$50,000
Independent Director
Scott Page, (1)(5)	$34,212	Nil	Nil	Nil	Nil	Nil	$34,212
Former Director

(1)	All directors who are not employees of the Company are entitled to receive a quarterly retainer of $10,000 for their services as directors of the Company and a quarterly retainer of $2,500 for serving on a committee of the Company.
(2)	As of December 31, 2020, Mr. Burian has options to purchase (a) 75,000 common shares of the Company at an exercise price of Cdn$3.23 or $1.80 which expire on October 1, 2023, pursuant to options awarded to Mr. Burian on October 1, 2018; and (b) 150,000 common shares of the Company at an exercise price of Cdn$2.07 which expire on January 16, 2024, pursuant to options awarded to Mr. Burian on January 16, 2019. As of December 31, 2020, all of 25,000 options granted on May 11, 2017 have vested, 55,000 of the options granted on October 1, 2018 have vested with the balance vesting in increments of 10,000 options each April 1 and October 1, until such time that the options have fully vested on October 1, 2021, and 70,000 of the options granted on January 16, 2019 have vested with the balance of options vesting in increments of 20,000 options each July 16 and January 16, until such time that the options have fully vested on January 16, 2022. On January 29, 2021, Mr. Burian was granted 50,000 stock options exercisable to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(3)	As of December 31, 2020, Dr. Rumana has options to purchase 150,000 common shares of the Company at an exercise price of Cdn$2.07 which expire on January 16, 2024, pursuant to options awarded to Dr. Rumana on January 16, 2019. As of December 31, 2020, of 150,000 options granted on January 16, 2019, 70,000 had vested, with the balance of options vesting in increments of 20,000 options each July 16 and January 16, until such time that the options have fully vested on January 16, 2022. On January 29, 2021, Mr. Rumana was granted 100,000 stock options exercisable to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(4)	As of December 31, 2020, Mr. Summer has options to purchase 150,000 common shares of the Company at an exercise price of Cdn$1.71 which expire on October 4, 2024, pursuant to options awarded to Mr. Summer on October 4, 2019. As of December 31, 2020, of 150,000 options granted on October 4, 2019, 70,000 have vested, with the balance of options vesting in increments of 20,000 options each April 4 and October 4, until such time that the options have fully vested on October 4, 2022. On January 29, 2021, Mr. Summer was granted 100,000 stock options exercisable to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(5)	Mr. Page served as a director of the Company from November 29, 2018 to September 4, 2020. All options granted to Mr. Page expired unexercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 10, 2021 regarding the beneficial ownership of our common stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Assure Holdings Corp, 4600 South Ulster Street, Suite 1225, Denver, Colorado. As of March 26, 2021, there were 56,598,777 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants, notes or other conversion privileges currently exercisable or convertible, or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, note, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.

Name and Address of	Amount and nature of
Beneficial Owner	beneficial ownership	Percent of Class
John Farlinger(1)	1,192,000	2.1%
c/o Assure Holdings Corp, 4600 South Ulster Street, Suite 1225, Denver, Colorado.
Trent Carman(2)	364,156	0.6%
c/o Assure Holdings Corp, 4600 South Ulster Street, Suite 1225, Denver, Colorado.
Preston Parsons(3)	21,629,990	38.1%
c/o Assure Holdings Corp, 4600 South Ulster Street, Suite 1225, Denver, Colorado.
Martin Burian(4)	423,000	0.7%
c/o Assure Holdings Corp, 4600 South Ulster Street, Suite 1225, Denver, Colorado.
Christopher Rumana(5)	308,124	0.5%
c/o Assure Holdings Corp, 4600 South Ulster Street, Suite 1225, Denver, Colorado.
Steven Summer(6)	168,124	0.3%
c/o Assure Holdings Corp, 4600 South Ulster Street, Suite 1225, Denver, Colorado.
Directors and Executive Officers as a Group (6 persons)	24,085,394	42.4%

Manchester Explorer, L.P.(7)	9,375,000	16.5%
2 Calle Nairn, #701 San Juan, PR 00907
Special Situations Fund III QP, L.P.(8)(12)	6,581,346	11.6%
527 Madison Ave., Suite 2600 New York, NY 10022
Special Situations Cayman Fund, L.P.(9)(12)	2,182,570	3.8%
527 Madison Ave., Suite 2600 New York, NY 10022
Special Situations Life Sciences Fund, L.P.(10)(12)	3,736,084	6.6%
527 Madison Ave., Suite 2600 New York, NY 10022
Special Situations Private Equity Fund, L.P.(11)(12)	3,125,000	5.5%
527 Madison Ave., Suite 2600 New York, NY 10022

(1)	Mr. Farlinger is CEO and a director of Assure. Consists of 640,000 shares of common stock and 552,000 shares of common stock acquirable upon exercise of stock options (392,000 shares) and warrants (160,000 shares) within 60 days of February 10, 2021. Of the shares of common stock beneficially owned by Mr. Farlinger, 300,000 shares were issued under a restricted stock grant agreement, subject to forfeiture, which will vest on December 31, 2021 or earlier upon satisfaction of certain conditions. On January 29, 2021, Mr. Farlinger was granted 450,000 stock options exercisable to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(2)	Mr. Carman is CFO of Assure. Consists of 282,078 shares of common stock and 82,078 shares of common stock acquirable upon exercise of warrants within 60 days of February 10, 2021. Of the shares of common stock beneficially owned by Mr. Carman, 200,000 shares were issued under a restricted stock grant agreement, subject to forfeiture, which will vest on December 31, 2021 or earlier upon satisfaction of certain conditions. Mr. Carman retired as our Chief Financial Officer effective March 26, 2021.
(3)	Mr. Parsons is the founder and a director of Assure. Consists of 20,876,240 shares of common stock and 1,156,250 shares of common stock acquirable upon exercise of stock options (1,000,000 shares) and warrants (156,250 shares) within 60 days of February 10, 2021. Mr. Parsons holds a portion of the shares of common stock through Triple CCC Holdings, LLC (a family holding company). Of the shares of common stock beneficially owned by Mr. Parsons, 3,300,000 shares were issued under a restricted stock grant agreement, subject to forfeiture, which will vest on December 31, 2021 or earlier upon satisfaction of certain conditions.
(4)	Mr. Burian is a director of Assure. Consists of 263,000 shares of common stock and 160,000 shares of common stock acquirable upon exercise of stock options within 60 days of February 10, 2021. Mr. Burian holds 160,000 of the shares of common stock through a family trust. Mr. Burian also holds unvested options to 65,000 shares of common stock issuable vesting in increments of 20,000 options each July 16, and January 16, until such time that the options have fully vested on January 16, 2022. On January 29, 2021, Mr. Burian was granted 50,000 stock options exerciseable to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(5)	Mr. Rumana is a director of Assure. Consists of 139,062 shares of common stock and 169,062 shares of common stock acquirable upon exercise of stock options (130,000 shares) and warrants (39,062) within 60 days of February 10, 2021. Mr. Rumana also holds unvested options to 60,000 shares of common stock issuable vesting in increments of 20,000 options each July 16, and January 16, until such time that the options have fully vested on January 16, 2022. On January 29, 2021, Mr. Rumana was granted 100,000 stock options exerciseable to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(6)	Mr. Summer is a director of Assure. Consists of 39,062 shares of common stock and 129,062 shares of common stock acquirable upon exercise of stock options (90,000 shares) and warrants (39,062) within 60 days of February 10, 2021. Mr. Summer also holds unvested options to 80,000 shares of common stock issuable vesting in increments of 20,000 options each July 16, and January 16, until such time that the options have fully vested on January 16, 2022. On January 29, 2021, Mr. Summer was granted 100,000 stock options exerciseable to acquire shares of common stock of Assure at $1.06 (Cdn$1.36) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(7)	Includes 4,687,500 shares of common stock and 4,687,500 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) which are registered for resale and qualified under this Annual Report. James Besser is managing member of Manchester Explorer, L.P. and has voting or disposition power over these securities. Pursuant to a letter agreement by and between Assure Holdings Corp. and Manchester Explorer, L.P., the beneficial ownership of Manchester Explorer, L.P. and its affiliated persons may not exceed 9.99% for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Accordingly, stock purchase warrants may not be exercised by Manchester Explorer, L.P. if the beneficial ownership of Manchester Explorer, L.P. and its affiliated persons exceed 9.99%.
(8)	Includes 3,290,673 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) which are registered for resale and qualified under this Annual Report. David Greenhouse is managing partner of Special Situations Fund III QP, L.P. and Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over these securities.
(9)	Includes 1,091,285 shares of common stock and 1,091,285 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) which are registered for resale and qualified under this Annual Report. David Greenhouse is managing partner of Special Situations Cayman Fund, L.P. and Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over these securities
(10)	Includes 1,868,042 shares of common stock and 1,868,042 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) which are registered for resale and qualified under this Annual Report. David Greenhouse is managing partner of Special Situations Life Sciences Fund, L.P. and Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over these securities.
(11)	Includes 1,562,500 shares of common stock and 1,562,500 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) which are registered for resale and qualified under this Annual Report. David Greenhouse is managing partner of Special Situations Private Equity Fund, L.P. and Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over these securities.

(12)	David Greenhouse is managing partner of Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Life Sciences Fund, L.P. and Special Situations Private Equity Fund, L.P. (collectively, the “Holders”). Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over securities owned the Holders. The Holders collectively beneficially own 15,625,000 shares of common stock, approximately 24.2% for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Except as set forth below, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of the year ended December 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120 thousand or one percent of the average of our total assets at year-end for the year ended December 31, 2020.

Balances and transactions between Assure Holdings Corp. and its wholly owned and controlled subsidiaries have been eliminated in consolidation and are not disclosed in this note. For entities in which management has determined the Company does not have a controlling financial interest but has varying degrees of influence regarding operating policies of that entity, the Company’s investment is accounted for using the equity method of accounting and these transactions are reported as related party.

Details of the transactions between Assure Holdings Corp. and other related parties are disclosed below (stated in thousands):

December 31, 2020
Due from PEs, net(a)(b)	$4,856
Due from Management and Board, net(c)	334
$5,190

(a)	Professional Entities are professional IONM entities, which Assure holds varying ownership interests or management through management service arrangements for the purposes of providing IONM services. Amount due from or to a PE is interest-free and subject to repayment upon the PE receiving reimbursement from the private insurance payers that they bill for their services. Most of this balance relates to PEs that the Company manages through management service arrangements, but has no ownership interest. During July 2020, two surgeons who are the majority owners of one of the PEs purchased 125,924 shares of the Company’s common shares for $102 thousand.
(b)	Professional Entities (PE) which owed us payments at December 31, 2020, consisted of Acadiana Neurological Monitoring, LLC ($280 thousand), Great Lakes Reading PLLC ($105 thousand), Houston Professional Reading, PLLC ($143 thousand), PLLC ($82 thousand), Surgical Neuromonitoring Services, LLC ($271 thousand), Texas Professional Reading PA ($3.0 million), Western Slope Neuromonitoring LLC ($250 thousand), Denver Professional Reading LLC ($183 thousand), Englewood Professional Reading, PLLC ($227 thousand) and other smaller PEs ($422 thousand).
(c)	Amount due from management and Board relate to personal expenses, distributions and compensation not authorized by an employment agreement or otherwise, in addition to amounts owed to Board members and advances from certain members of the Company’s management team.

As a result of the circumstances which led to the resignation of our former auditor, EKS&H LLP, and two management cease trade orders (May 1, 2018 and August 7, 2018, revoked on August 20, 2018), we entered into negotiations with Preston Parsons, our founder and a director, and Matthew Willer, a former officer and director, with respect to certain matters (arising out of transactions while Assure was operating as a private company). We settled these matters as follows:

On January 9, 2019 we announced that we entered into a settlement agreement on August 6, 2018, pursuant to which Mr. Parsons agreed to repay certain reclassified expenses and pledge certain collateral to secure payment.

Mr. Parsons surrendered for cancellation 1,461,392 of common shares held by him at a price of $1.50 per share. Additionally, Mr. Parsons voluntarily surrendered one million options to allow us to grant options to retain employees and competitively recruit strong professional talent. Mr. Parsons also agreed to modify the performance stock grant agreement dated November 8, 2016 (entered while Assure was operating as a private company), which granted Mr. Parsons the right to receive 5,000,000 common shares), to increase certain performance requirements to earn the Performance Shares.

On March 4, 2019, we announced that we entered into a settlement and mutual release agreement with Mr. Willer pursuant to which we cancelled 450,000 stock options (which were granted to Mr. Willer while Assure was operating as a private company and prior to our listing on the TSXV) and to amend Mr. Willer’s right to receive 1,000,000 performance shares (granted to Mr. Willer while Assure was operating as a private company under a performance stock grant agreement) to withhold performance shares to pay liabilities to Assure and under certain third-party contracts and tax liability owed in connection with the issuance of Performance Shares. The remaining Performance Shares will be issued to Mr. Willer at a price to be determined on the issuance date based on the market price of common shares at the issuance date and in accordance with the policies of the TSX-V. In December 2020, Mr. Willer entered into a settlement agreement with certain of his creditors. On January 25, 2021, we issued 219,838 of the 1,000,000 Performance Shares to certain of Mr. Willer’s creditors in connection with that settlement. Under the terms of our mutual release agreement with Mr. Willer, 780,162 Performance Shares remain to be issued.

On March 4, 2020, Mr. Parsons agreed to reallocate 1,700,000 Performance to six employees and/or officers of Assure, including John Farlinger, our CEO (300,000 shares) and Trent Carman, our CFO (200,000), under the terms of Incentive Stock Agreements. On December 29, 2020, we issued 5,000,000 Performance Shares as “restricted common stock” to seven employees and/or officers. The restricted common stock is subject to forfeiture under the terms of Restricted Stock Award Agreements dated December 29, 2020, and will vest on December 31, 2021 or earlier upon satisfaction of certain conditions.

We paid compensation to family members of Preston Parsons, our Founder and a director, for business development services and patient advocate services rendered during the year ended December 31, 2020 totaled $299 thousand.

On August 2020, Assure entered into a $6.5 million Loan Facility with Colorado based, Central Bank & Trust, a part of Farmers & Stockmens Bank. Scott Page, a former member of our Board of Directors, is the Chief Executive Officer of Central Bank.

On December 1, 2020, we entered into securities purchase agreements with the selling stockholders, pursuant to which we sold and issued to the investors an aggregate of 16,357,703 units of the Company at an issue price of $0.64 per Unit, for gross proceeds of $10.5 million. Preston Parsons, our founder and a director, John Farlinger, our Chairman and Chief Executive Officer, Trent Carman, our Chief Financial Officer, and Board members, Chris Rumana and Steven Summer each purchased Units in the private placement and are Selling Shareholders under this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2020 and 2019 services listed below were pre-approved.

Audit and Audit-Related Fees: This category includes the audit of our annual financial statements and review of financial statements included in our annual and periodic reports that are filed with the SEC. This category also includes services performed for the preparation of responses to SEC and NASDAQ correspondence, travel expenses for our auditors, on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control and other matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees consist of fees for services other than the services described above.

The following fees were billed to us by our independent registered public accounting firm, Baker Tilly US, LLP. (formerly Squar Milner LLP.

	For the years ended
Description	December 31, 2020	December 31, 2019
Audit fees	$228,396	$228,501
Audit-related fees	-	-
Tax fees	-	-
All other fees	15,000	26,000
Total	$243,396	$254,501

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report or incorporated by reference:

(1)	The consolidated financial statements are presented in “Item 8. Financial Statements and Supplementary Data.”
(2)	Financial Statement Schedules (omitted because they are either not required, not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).
(3)	Reference is made to the Exhibit Index that follows the signature pages on this report.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Montreux Capital Corp. dated May 15, 2017 (incorporated by referenced to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
3.2	Articles of Domestication (from British Columbia to State of Nevada) dated May 15, 2017 (incorporated by referenced to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
3.3

Certificate of Amendment to Articles of Incorporation (Name Change) of Montreux Capital Corp. dated May 17, 2017 (incorporated by referenced to Exhibit 3.3 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

3.4	Bylaws of Assure Holdings Corp. (incorporated by referenced to Exhibit 3.4 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
4.1+	Description of Securities
10.1*

Share Exchange Agreement among Montreux Capital Corp. and Assure Holdings Inc. dated May 16, 2017 (incorporated by referenced to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

Exhibit Number	Description
10.2*

Stock Grant Agreement between Assure Neuromonitoring and Preston Parsons dated June 15, 2016 (incorporated by referenced to Exhibit 10.2 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.3

Stock Grant Agreement between Assure Neuromonitoring and Matthew Willer dated June 15, 2016 (incorporated by referenced to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.4

Employment Agreement between Assure Holdings Corp. and Preston Parsons dated November 7, 2016 (incorporated by referenced to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.5	Employment Agreement between Assure Holdings Corp. and John Farlinger dated June 1, 2018 (incorporated by referenced to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
10.6	Executive Employment Agreement between Assure Holdings Corp. and Trent Carman (incorporated by referenced to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
10.7

Debt Settlement Agreement between Assure Holdings Corp. and Preston Parsons dated August 16, 2018 (incorporated by referenced to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.8

Share Grant Amendment and Transfer Agreement between Assure Holdings Corp. and Preston Parsons dated March 4, 2020 (incorporated by referenced to Exhibit 10.8 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.9	Form of Stock Grant Agreement dated December 29, 2020 (incorporated by referenced to Exhibit 10.9 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
10.10

Loan Agreement between Assure Holdings Corp. and Central Bank & Trust, part of Farmers & Stockmens Bank, dated August 12, 2020 (incorporated by referenced to Exhibit 10.10 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.11

Guaranty Agreement between Subsidiaries of Assure Holdings Corp. and Central Bank & Trust, part of Farmers & Stockmens Bank, dated August 12, 2020 (incorporated by referenced to Exhibit 10.11 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.12

Security Agreement between Assure Holdings Corp. and Central Bank & Trust, part of Farmers & Stockmens Bank, dated August 12, 2020 (incorporated by referenced to Exhibit 10.12 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.13

Promissory Note of Assure Holdings Corp. to Central Bank & Trust, part of Farmers & Stockmens Bank, dated August 12, 2020 (incorporated by referenced to Exhibit 10.13 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.14

Securities Purchase Agreement among Assure Holdings Corp. and Selling Shareholders dated December 1, 2020 (incorporated by referenced to Exhibit 10.14 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.15

Registration Rights Agreement among Assure Holdings Corp. and Selling Shareholders dated December 1, 2020 (incorporated by referenced to Exhibit 10.15 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.16	Stock Option Plan, as amended (approved on December 10, 2020) (incorporated by referenced to Exhibit 10.16 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
10.17	Equity Incentive Plan (approved on December 10, 2020) (incorporated by referenced to Exhibit 10.17 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

Exhibit Number	Description
10.18	Paycheck Protection Promissory Note (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 2, 2021)
14.1	Code of Ethics (incorporated by referenced to Exhibit 14.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
21.1	Subsidiaries of the Company (incorporated by referenced to Exhibit 21.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith.

++ Furnished herewith.

*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	/s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: March 30, 2021		Date: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Martin Burian
Martin Burian, Director
Date: March 30, 2021

By:	/s/ Preston Parsons
Preston Parsons, Director and Founder
Date: March 30, 2021

By:	/s/ Christopher Rumana
Christopher Rumana, Director
Date: March 30, 2021

By:	/s/Steven Summer
Steven Summer, Director
Date: March 30, 2021

By:	/s/ John Farlinger
John Farlinger, Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2021

By:	/s/ John Price
John price, Chief Financial Officer (Principal Financial Officer)
Date: March 30, 2021