Form 10-Q
period 2021-03-31
Assure Holdings Corp.
filed 2021-05-14
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTELRY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ◻ Accelerated Filer ◻ Non-Accelerated Filer ◻ Smaller Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The number of the registrant’s common shares outstanding as of May 12, 2021 was 56,606,634.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021 (unaudited)	2020
ASSETS
Current assets
Cash	$4,080	$4,386
Accounts receivable, net	15,710	14,965
Income tax receivable	150	150
Other current assets	807	618
Due from PEs	5,031	4,856
Total current assets	25,778	24,975
Equity method investments	416	608
Property, plant and equipment, net	305	356
Operating lease right of use asset	67	124
Finance lease right of use asset	764	608
Intangibles, net	3,998	4,115
Goodwill	2,857	2,857
Total assets	$34,185	$33,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,934	$2,871
Current portion of debt	4,100	4,100
Current portion of lease liability	623	521
Other current liabilities	72	96
Total current liabilities	7,729	7,588
Lease liability, net of current portion	789	772
Debt, net of current portion	4,011	2,251
Acquisition share issuance liability	540	540
Fair value of stock option liability	19	16
Performance share issuance liability	2,081	2,668
Deferred tax liability, net	172	599
Total liabilities	15,341	14,434
Commitments and contingencies (Note 7)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 900,000,000 shares authorized; 56,598,777 and 56,378,939 shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	56	56
Additional paid-in capital	31,707	30,841
Accumulated deficit	(12,919)	(11,688)
Total shareholders’ equity	18,844	19,209
Total liabilities and shareholders’ equity	$34,185	$33,643

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Patient service fees, net	$2,950	$2,346
Hospital, management and other	1,815	1,987
Total revenue	4,765	4,333
Cost of revenues	2,532	1,798
Gross margin	2,233	2,535
Operating expenses
General and administrative	3,132	2,246
Sales and marketing	335	221
Depreciation and amortization	285	259
Total operating expenses	3,752	2,726
Loss from operations	(1,519)	(191)
Other income/(expenses)
Loss from equity method investments	(23)	(107)
Other income (expense), net	(3)	57
Accretion expense	(95)	(185)
Interest expense, net	(18)	(53)
Total other expense	(139)	(288)
Loss before income taxes	(1,658)	(479)
Income tax benefit	427	65
Net loss	$(1,231)	$(414)
Loss per common share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average number of common shares used in per share calculation – basic	56,537,711	34,795,313
Weighted average number of common shares used in per share calculation – diluted	56,537,711	34,795,313

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,231)	$(414)
Adjustments to reconcile net loss to net cash used in operating activities
Cash receipts from operations	3,067	2,960
Losses from equity method investments	23	107
Stock-based compensation	279	205
Depreciation and amortization	285	259
Provision for stock option fair value	3	(57)
Accretion expense	95	185
Tax impact of equity component of convertible debt issuance	—	(173)
Change in operating assets and liabilities
Accounts receivable, net	(3,812)	(2,751)
Prepaid expenses	(151)	—
Right of use assets	(216)	22
Accounts payable and accrued liabilities	62	156
Due from related parties	(213)	(1,072)
Lease liability	120	(128)
Income taxes	(427)	110
Other assets and liabilities	(24)	18
Net cash used in operating activities	(2,140)	(573)
Cash flows from investing activities
Purchase of equipment and furniture	—	(35)
Acquisition debt	—	(530)
Distributions received from equity method investments	169	185
Net cash provided by (used in) investing activities	169	(380)
Cash flows from financing activities
Repayment of promissory note	—	(130)
Proceeds from Payroll Protection Program loan	1,665	—
Proceeds from convertible debenture	—	1,605
Net cash provided by financing activities	1,665	1,475
Increase (decrease) in cash	(306)	522
Cash at beginning of period	4,386	59
Cash at end of period	$4,080	$581
Supplemental cash flow information
Interest paid	$196	$51
Income taxes paid	$—	$—
Supplemental non-cash flow information
Purchase of equipment with finance leases	$273	$90

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	shareholders'
	Shares	Amount	Capital	(deficit)	equity
Balances, December 31, 2019	34,795,313	$35	$6,682	$3,348	$10,065
Stock-based compensation	—	—	205	—	205
Expected tax loss of future stock compensation option exercises	—	—	(173)	—	(173)
Equity component of convertible debt issuance	—	—	754	—	754
Fair value of finders’ warrants	—	—	32	—	32
Net loss	—	—	—	(414)	(414)
Balances, March 31, 2020	34,795,313	$35	$7,500	$2,934	$10,469

Balances, December 31, 2020	56,378,939	$56	$30,841	$(11,688)	$19,209
Stock-based compensation	—	—	279	—	279
Settlement of performance share liability	219,838	—	587	—	587
Net loss	—	—	—	(1,231)	(1,231)
Balances, March 31, 2021	56,598,777	$56	$31,707	$(12,919)	$18,844

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.NATURE OF OPERATIONS

Assure Holdings Corp. (the “Company” or “Assure”), through its two indirect wholly-owned subsidiaries, Assure Neuromonitoring, LLC (“Neuromonitoring”) and Assure Networks, LLC (“Networks”), provides technical and professional intraoperative neuromonitoring (“IONM”) surgical support services primarily associated with spine and head surgeries. These services have been recognized as the standard of care by hospitals and surgeons for risk mitigation. Assure Holdings, Inc., a wholly-owned subsidiary, employs most of the corporate employees and performs various corporate services on behalf of the consolidated Company.

Neuromonitoring employs technologists who utilize technical equipment and their technical training to monitor EEG (electroencephalogram) and EMG (electromyography) signals during surgical procedures and to pre-emptively notify the underlying surgeon of any nerve related issues that are identified. The technologists perform their services in the operating room during the surgeries. The technologists are certified by a third party credentialing agency.

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

Neuromonitoring was formed on August 25, 2015 in Colorado and it currently has multiple wholly-owned subsidiaries. The Company’s services are sold in the United States, directly through the Company.

Networks was formed on November 7, 2016 in Colorado and holds varying ownerships interests in numerous Provider Network Entities (“PEs”), which are professional IONM entities. These entities are accounted for under the equity method of accounting. Additionally, Networks manages other PEs that Networks does not have an ownership interest and charges those PEs a management fee.

The Company operates in one segment.

COVID-19

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Since December 11, 2020, the U.S. Food and Drug Administration (“FDA”) issued emergency use authorization (“EUA”) for vaccines developed by Pfizer-BioNTech, Moderna, Inc. and Johnson and Johnson for the prevention of COVID-19 caused SARS-CoV-2. As of May 11, 2021, the Center for Disease Control and Prevention has reported 263 million doses of COVID-19 vaccines have been administered in the United States with 153.4 million people receiving at lease one dose and 116.5 million fully vaccinated. Other vaccine manufacturers are anticipated to receive FDA approval for additional vaccines. The emergency use authorizations allow the vaccines to be distributed in the U.S. While clinical trials of the vaccines demonstrated a high degree of effectiveness, there remains uncertainty as to the effectiveness of the vaccines outside clinical trials, the timing of the rollout of the vaccines, the immunization and acceptance rate, potential side effects of the vaccines, potential mutation of COVID-19 in response to the vaccines and other risks and uncertainties.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.BASIS OF PRESENTATION

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

There have been no changes to the Company’s accounting policies or recent accounting pronouncement as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed on March 30, 2021.

3. LEASES

Under ASC 842, Leases, a contract is a lease, or contains a lease, if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, an entity shall assess whether, throughout the period of use, the entity has both of the following: (a) the right to obtain substantially all of the economic benefits from the use of the identified asset; and (b) the right to direct the use of the identified asset. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants.

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

The consolidated balance sheets include the following amounts for right of use (“ROU”) assets as of March 31, 2021 and December 31, 2020 (stated in thousands):

	March 31,	December 31,
	2021	2020
Operating	$67	$124
Finance	764	608
Total	$831	$732

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Finance lease assets are reported net of accumulated amortization of $1.4 million and $1.3 million as of March 31, 2021 and December 31, 2020, respectively.

The following are the components of lease cost for operating and finance leases (stated in thousands):

	Three Months Ended March 31,
	2021	2020
Lease cost:
Operating leases	$64	$44
Finance leases:
Amortization of ROU assets	117	111
Interest on lease liabilities	17	18
Total finance lease cost	134	129
Total lease cost	$198	$173

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of
	March 31, 2021
Weighted average remaining lease term:
Operating leases	0.3	years
Finance leases	3.5	years
Weighted average discount rate:
Operating leases	6.9%
Finance leases	8.0%

The Company acquired ROU assets in exchange for lease liabilities of $273 thousand upon commencement of finance leases during the three months ended March 31, 2021.

Future minimum lease payments and related lease liabilities as of March 31, 2021 were as follows (stated in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder 2021	$64	$420	$484
2022	—	521	521
2023	—	246	246
2024	—	194	194
2025	—	147	147
Thereafter	—	24	24
Total lease payments	64	1,552	1,616
Less: imputed interest	(1)	(203)	(204)
Present value of lease liabilities	63	1,349	1,412
Less: current portion of lease liabilities	63	560	623
Noncurrent lease liabilities	$—	$789	$789

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. DEBT

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

The Company’s debt obligations are summarized as follows:

	March 31,	December 31,
	2021	2020
Bank line of credit	$1,978	$1,978
Bank promissory note	2,122	2,122
Payroll protection program loan	1,665	—
	5,765	4,100
Face value of convertible debenture	3,450	3,450
Less: fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	419	324
	2,346	2,251
Total debt	8,111	6,351
Less: current portion of debt	(4,100)	(4,100)
Long-term debt	$4,011	$2,251

As of March 31, 2021, future minimum principal payments are summarized as follows (stated in thousands):

	Bank & PPP	Convertible
	Indebtedness	Debt
Remainder 2021	$4,100	$—
2022	—	—
2023	—	965
2024	—	2,485
2025	—	—
2026	1,665	—
Total	5,765	3,450
Less: fair value ascribed to conversion feature and warrants	—	(1,523)
Plus: accretion and implied interest	—	419
	$5,765	$2,346

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. SHARE CAPITAL

Common shares

Common shares: 900,000,000 authorized; $0.001 par value. As of March 31, 2021 and December 31, 2020, there were 56,598,777 and 56,378,939 common shares issued and outstanding (“Common Shares”), respectively.

Stock options

On December 10, 2020, our shareholders approved amendments to the Company’s stock option plan, which amended the plan previously approved on November 20, 2019 (the “Amended Stock Option Plan”). As of March 31, 2021, an aggregate of 5,659,878 shares of common stock (10% of the issued and outstanding shares of common stock) were available for issuance under the Amended Stock Option Plan. Of this amount, stock options in respect of 4,983,000 common shares have been issued.

Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2020	3,743,000	$1.05	4.00
Options granted	1,590,000	$1.06
Options exercised	—	$—
Options canceled / expired	(350,000)	$1.20
Balance at March 31, 2021	4,983,000	$1.03	4.10	$2,922
Vested and exercisable at March 31, 2021	2,638,467	$0.94	3.85	$773

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at March 31, 2021:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
1,000,000	4.41	$0.05	1,000,000	$0.05
60,000	1.57	$2.80	60,000	$2.80
75,000	6.80	$1.80	75,000	$1.80
425,000	2.50	$1.80	311,667	$1.80
734,000	2.80	$1.56	538,267	$1.56
434,000	3.52	$1.28	202,533	$1.28
200,000	4.41	$0.90	40,000	$0.90
465,000	4.70	$0.97	93,000	$0.97
1,590,000	4.84	$1.06	318,000	$1.06
4,983,000	4.10	$1.03	2,638,467	$0.94

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

There were no stock option grants during the three months ended March 31, 2020.The following assumptions were used to value the awards granted during the three months ended March 31, 2021:

Expected life (in years)	5.0
Risk-free interest rate	0.4%
Dividend yield	—%
Expected volatility	91%

Stock-based compensation expense recognized in our consolidated financial statements for the three months ended March 31, 2021 and 2020 was $279 thousand and $205 thousand, respectively. As of March 31, 2021, there was approximately $1.2 million of total unrecognized compensation cost related to 2,344,533 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 2.6 years.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in the Company’s stock option liability for the three months ended March 31, 2021 was as follows (stated in thousands):

Balance at December 31, 2020	$16
Loss on revaluation	(3)
Balance at March 31, 2021	$19

There were no stock options granted during the three months ended March 31, 2021.

The assumptions used for the Black-Scholes Option Pricing Model to revalue the stock options granted to consultants as of March 31, 2021 were as follows:

Expected life (in years)	5.0
Risk-free interest rate	0.4%
Dividend yield	—%
Expected volatility	91%

Warrants

As of March 31, 2021 and December 31, 2020, there were 18,325,028 warrants outstanding.

6. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per common share for the three months ended March 31, 2021 and 2020 (stated in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,231)	$(414)
Basic weighted average common shares outstanding	56,537,711	34,795,313
Basic loss per common share	$(0.02)	$(0.01)
Net loss	$(1,231)	$(414)
Dilutive weighted average common shares outstanding	56,537,711	34,795,313
Diluted loss per common share	$(0.02)	$(0.01)

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock options to purchase 2,638,467 common shares and warrants to purchase 18,325,028 common shares were outstanding at March 31, 2021 that were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

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

Performance share compensation

As part of a reverse takeover transaction (“RTO”) during 2016, the Company entered into a one-time stock grant agreement with two executives (Messrs. Preston Parsons and Matthew Willer (former Chief Financial Officer) which defines a bonus share threshold as follows: should the Company meet or exceed a 2017 fiscal year EBITDA threshold of Cdn$7,500, the Company would issue 6,000,000 common shares of the surviving issuer at the trailing 30-day average closing price. The performance share grant was structured as part of the RTO transaction to provide additional equity to management conditioned upon performance achievements. As the Company achieved the EBITDA threshold for the year ended December 31, 2017, the Company has recorded a liability of approximately $16 million for the value of the shares to be issued while the agreements are modified and the cash collected threshold is achieved, which the Company deems probable. During the year ended December 31, 2020, the Company settled 5,000,000 performance shares resulting from the issuance of 5,000,000 common shares. During the first quarter of 2021, the Company settled an additional 219,838 performance shares.  As of March 31, 2021, 780,162 performance shares have not been settled.

8. SUBSEQUENT EVENTS

Acquisition

On April 30, 2021, the Company completed its acquisition of Sentry Neuromonitoring, LLC (“Sentry”), one of the largest IONM service providers in Texas, for an aggregate purchase price of $3.5 million. The purchase price to be paid is $1.225 million in cash, payable in installments, and $2.3 million in Assure common stock, payable $1.625 million at closing and $650 thousand into escrow, subject to escrow release. The common stock is subject to 12-month lockup and applicable securities laws and regulations.

Board Appointment

On April 15, 2021, the Company appointed a new member to its Board of Directors. In connection with the appointment, the Company granted 150,000 stock options exercisable to acquire common stock at $1.12 per share for a period of five years.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Nasdaq listing

On May 12, 2021, we filed an application to be listed on the Nasdaq.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in “Item 1A. Risk Factors” in our Annual Report for the year ended December 31, 2020 on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in Item 1 of this Quarterly Report. This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of May 14, 2021. This MD&A is intended to help the reader understand the condensed consolidated unaudited financial statements of the Company.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Canadian and United States securities laws. Forward- looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words including, but not limited to the following; “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are based on the Company’s current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated.

Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Business,” “Item 1A. Risk Factors” of the Annual Report for the year ended December 31, 2020 on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the risk factors set forth in the section “Item 1. Business,” “Item 1A. Risk Factors” of the Annual Report for the year ended December 31, 2020 on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021.

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

COVID-19

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

Since December 11, 2020, the U.S. Food and Drug Administration (“FDA”) issued emergency use authorization (“EUA”) for vaccines developed by Pfizer-BioNTech, Moderna, Inc. and Johnson and Johnson for the prevention of COVID-19 caused SARS-CoV-2. As of May 11, 2021, the Center for Disease Control and Prevention has reported 263 million doses of COVID-19 vaccines have been administered in the United States with 153.4 million people receiving at lease one dose and 116.5 million fully vaccinated. Other vaccine manufacturers are anticipated to receive FDA approval for additional vaccines. The emergency use authorizations allow the vaccines to be distributed in the U.S. While clinical trials of the vaccines demonstrated a high degree of effectiveness, there remains uncertainty as to the effectiveness of the vaccines outside clinical trials, the timing of the rollout of the vaccines, the immunization and acceptance rate, potential side effects of the vaccines, potential mutation of COVID-19 in response to the vaccines and other risks and uncertainties.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2020

The following table provides selected financial information from the condensed consolidated financial statements of income for the three months ended March 31, 2021 and 2020. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
Revenue
Patient service fees, net	$2,950	$2,346	$604	25.7%
Hospital, management and other	1,815	1,987	(172)	(8.7)%
Total revenue	4,765	4,333	432	10.0%
Cost of revenues	2,532	1,798	734	40.8%
Gross margin	2,233	2,535	(302)	(11.9)%
Operating expenses
General and administrative	3,132	2,246	886	39.4%
Sales and marketing	335	221	114	51.6%
Depreciation and amortization	285	259	26	10.0%
Total operating expenses	3,752	2,726	1,026	37.6%
Loss from operations	(1,519)	(191)	(1,328)	695.3%
Other income/(expenses)
Loss from equity method investments	(23)	(107)	84	(78.5)%
Other income (loss), net	(3)	57	(60)	(105.3)%
Accretion expense	(95)	(185)	90	(48.6)%
Interest expense, net	(18)	(53)	35	(66.0)%
Total other expense	(139)	(288)	149	(51.7)%
Loss before income taxes	(1,658)	(479)	(1,179)	246.1%
Income tax benefit	427	65	362	556.9%
Net loss	$(1,231)	$(414)	$(817)	197.3%
Loss per common share
Basic	$(0.02)	$(0.01)	$(0.01)	83.0%
Diluted	$(0.02)	$(0.01)	$0.00	(1.1)%
Weighted average number common shares – basic	56,537,711	34,795,313	21,742,398	62.5%
Weighted average number common shares – diluted	56,537,711	34,795,313	21,742,398	62.5%

Revenue

Total revenues for the three months ended March 31, 2021 and 2020 were $4.8 million and $4.3 million, respectively, net of implicit price concessions. As at March 31, 2021 and 2020, we recorded an allowance for of implicit price concessions of $118 thousand and $4.4 million, respectively.

Patient service fee revenue is recognized in the period in which IONM services are rendered, at net realizable amounts from third party payors when collections are reasonably assured and can be estimated. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party insurers. We record out-of-network technical and professional revenue (included in-Patient service fees, net) per case based upon our historical collection rates from private insurance carriers. Our revenue estimation process for out-of-network revenue is based on the collection experience from insurance cases that are between 1-2 years old and management believes the more recent collection experience is more indicative of future per case collection rates. The Company recognizes revenue from hospital and surgery center customers and certain PEs, for which the Company does not have an ownership interest in, on a contractual basis. Revenue from services rendered is recorded after services are rendered.

For the three months ended March 31, 2021, Assure managed 2,303 technical cases and 491 professional cases where it retained 100% of the professional revenue (from our wholly-owned subsidiaries) compared to 1,877 technical cases and 210 professional cases where it retained 100% of the professional revenue (from our wholly- owned subsidiaries) in the same period in the prior year, a 34% increase in case volume.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2021 were $2.5 million compared to $1.8 million for the same period in 2020. Cost of revenues consist primarily of third-party billing fees, the cost of our internal billing and collection department, technologist wages, and medical supplies. Third- party billing fees are recorded as a percentage of revenue recorded and therefore, also vary materially when we changed our allowance against accounts receivable. Technologist wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department has been increasing as we have ramped up this department and as the number of cases that they are responsible for billing increases. During the three months ended March 31, 2021, the number of neuromonitoring cases increased 34% compared to the three months ended March 31, 2020.

General and administrative

General and administrative expenses were $3.1 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase period-to-period was primarily related to higher legal fees, which vary based on corporate activities and increased head count as we continued to build an inhouse billing and collections function. During the three months ended March 31, 2021, we incurred legal and audit expenses related to the filing of our registration statement on Form S-1 and our initial Form 10-K with the Securities and Exchange Commission which are nonrecurring expenses.

Sales and marketing

Sales and marketing expenses were $335 thousand and $221 thousand for the three months ended March 31, 2021 and 2020. The increase period-to-period was primarily related to investment in channel development.

Depreciation and amortization

Depreciation and amortization expense was $285 thousand and $259 thousand for the three months ended March 31, 2021 and 2020, respectively.  The increase is primarily related to the increase in ROU asset balances compared to the prior year.

Loss from equity method investments

Assure recognizes its pro-rata share of the net income (loss) generated by the non-wholly-owned PEs. During the three months ended March 31, 2021, the Company recognized $23 thousand of losses from equity method investments compared to $107 thousand for the three months ended March 31, 2020.

Accretion expense

The Company recorded accretion expense of $95 thousand and $185 thousand for the three months ended March 31, 2021 and 2020, respectively.  The Company accretes the difference between the fair value of the convertible notes and the face value of the convertible debt over the term of the convertible note.  Additionally, during 2020, the Company recorded accretion expense related to the difference in the fair value of debt related to an acquisition and the face value of the debt over the term of the debt.

Interest expense, net

Interest expense, net was $18 thousand for the three months ended March 31, 2021 compared to $53 thousand for the three months ended March 31, 2020. The decrease year-over-year is primarily due to lower outstanding debt balances.

Income tax benefit

For the three months ended March 31, 2021 income tax benefit was $427 thousand compared to $65 thousand for the three months ended March 31, 2020. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis and to a valuation allowance that the Company recorded against certain deferred tax assets.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our cash position as at March 31, 2021 was $4.1 million compared to the December 31, 2020 cash balance of $4.4 million. Working capital was $18.0 million as of March 31, 2021 compared to $17.4 million at December 31, 2020. We rely on payments from multiple private insurers and hospital systems that have payment policies and payment cycles that vary widely. Because we are primarily an out-of-network biller to private insurance companies, the collection times for our claims can last in excess of 24 months.

For the three months ended March 31, 2021, we collected approximately $3.1 million of cash from operations compared to collecting approximately $3.0 million in the same prior year period despite the carrying amount of accounts receivable decreasing. We had $169 thousand of cash distributions from its PE entities for the three months ended March 31, 2021 compared to $185 thousand for the same prior year period.

We financed our operations primarily from revenues generated from services rendered and through equity and debt financings. We expect to meet our short-term obligations, through cash earned through operating activities, debt financings, issuances of convertible debentures and stock sales.

Cash used in operating activities for the three months ended March 31, 2021 was $2.1 million compared to  $573 thousand for the same period in the preceding year. Cash was used to fund operations and to fund our growth strategy.

Cash provided by investing activities of $169 thousand for the three months ended March 31, 2021 was related the PE distributions received.  Cash used in investing activities of $380 thousand for the three months ended March 31, 2020 was primarily related to payments against the Neuro-Pro acquisition partially offset by the distributions received from the PEs.

Cash provided by financing activities of $1.7 million for the three months ended March 31, 2021 was due to $1.7 million of proceeds from the Payroll Protection Program loan. Cash provided by financing activities of $1.5 million for the three months ended March 31, 2020 was primarily due to $1.6 million of proceeds from the issuance of convertible debentures, offset by $130 thousand of payments to the bank promissory note.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations. Approximately 50% - 55% of the trade and other payables at March 31, 2021 and December 31, 2020 consist of accrued billing fees. These fees will not be due and payable until the underlying accounts receivable is collected which may be in the longer term.

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to revenue, accounts receivable and income taxes, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation” and Note 3, “Summary of Significant Accounting Policies,” of

the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 30, 2021.

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

SUBSEQUENT EVENTS

Sentry Acquisition

Effective on April 30, 2021, Assure Networks Texas Holdings II, LLC, a Colorado limited liability company and wholly-owned subsidiary of Assure Holdings (the “Purchaser”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sentry Neuromonitoring, LLC (the “Seller”), and Kenneth Sly and on behalf of (SLY HOLDINGS, LLC, a Texas limited liability company (“KRS”), Wesley Varghese and (on behalf of Northern Lights Investments and consulting, LLC, a Texas limited liability company (“NLI”), Patricia Worley, Stephanie Hicks, on behalf of Texas Medsurge, LLC and Shelia Jumper (collectively “Principals”).

The acquisition closed on April 30, 2021 (the “Closing Date”).

Under the terms of the Purchase Agreement, Assure Texas Holdings agreed to purchase certain assets (“Acquired Assets”) related to the Seller’s interoperative neuromonitoring business (the “Business”) and assumed certain liabilities of the Seller.  The Acquired Assets included, among other items, all assets used in the Business, certain tangible personal property, inventory, Seller’s records related to the Business, deposits and prepaid expenses, certain contracts related to the Business, licenses, intellectual property, goodwill and accounts receivables.

The purchase price for the assets consisted of cash and stock, payable as follows:

Cash Payment.  Cash consideration of $1,225,000 in installment payments, payable (a) $153,125 at closing, (b) $153,125 within 30 days of Closing Date and (c) $918,750, [together with interest at the applicable federal rate], shall be paid in cash in thirty-six equal monthly installments, with the first installment being due on or before the first business day of the first month following the sixtieth day from the Closing Date and the remaining installments being due on the first business day of each month thereafter.

Stock Payment.  Shares of common stock to be issued to Seller or the Principals, as elected by Seller, with a value of $1,625,000, determined on the Closing Date, as quoted on the TSX Venture Exchange (1,186,131 shares of common stock), issued on or about the Closing Date and shares of common stock to be escrowed, no event later than May 14, 2021, with an escrow agent, mutually selected by Purchaser and Seller (the “Escrow Agent”), common stock of the Registrant with a value of $650,000 (474,452 shares of common stock) and held by the Escrow Agent pursuant to terms set forth in an escrow agreement to be mutually agreed to by Purchaser and Seller.  The common stock is subject to regulatory restrictions and requirements and a 12 month lock up from the date of issuance to the Seller or the Principals, as applicable, in addition to any additional lock up period imposed on the common stock under applicable law and/or regulation,

Reimbursements.  Reimbursement to Seller for operational capital injected by Seller or its Principals since December 31, 2020, for verifiable and reasonable expenses, consistent with past business practices up to a cap of $50,000.

Receivable Bonus. Purchaser agreed to pay Seller or the Principals, as elected by Seller, a bonus in an amount equal to $250,000 (“Receivable Bonus”) upon collecting $3,000,001 in accounts receivable acquired by Purchaser for accounts receivable that was generated by Seller prior to the Closing.  The Receivable Bonus, if earned, will be paid to Seller or the Principals, as elected by Seller, in three payments: (i) the first payment being in the amount of $100,000, payable on the thirtieth (30th) day following the date the Receivable Bonus is earned, (ii) the second payment being in the amount of $100,000, payable on the sixtieth (60th) day following the date the Receivable Bonus is earned, and (iii) the third payment in the amount of $50,000, payable on the ninetieth (90th) day following the date the Receivable Bonus is earned.

Founders Bonus. The Registrant agreed to pay a $50,000.00 bonus (“Founders’ Bonus”) payment to each Kenneth Sly, Wesley Varghese, Patricia Worley and Shelia Jumper in installments: (i) $25,000.00 at Closing and (ii) $25,000.00 within twelve (12) months of Closing. The Founders’ Bonus is additional consideration, which is independent, separate and apart from other consideration to be paid by Purchaser.

Under the Purchase Agreement, Purchaser agreed to enter into employment agreements with certain key personnel of Seller, as determined by Purchaser, including Ken Sly, Wesley Varghese, Patricia Worley, Shelia Jumper (the “Key Personnel”). The employment agreements, in standard form of employment agreement of Purchaser, include: (i) a minimum Annual Base Salary of $175,000 with full benefits and (ii) up to $50,000 in annual variable compensation bonus to be memorialized in a mutually agreeable form of agreement that details the scope of services and compensation.

On May 6, 2021, we filed a Form 8-K with the Commission, which includes the Purchase Agreement as Exhibit 10.1.

Appointment of Director

On April 15, 2021, our Board of Directors appointed John Flood to the Board of Directors to serve until our next annual general meeting or until revocation or his resignation.  Mr. Flood was appointed to serve on our Audit Committee, Governance, Nomination, and Compensation Committee.  In connection with Mr. Flood’s appointment, we agreed to pay compensation consisting of (i) a stipend of $40,000 per annum as member of the Board of Directors of the Company; (ii) a stipend of $5,000 per annum for each committee Mr. Flood is a member of; and (iii) a grant of 150,000 stock option of the company on April 15, 2021 based on a 5 year term at a strike price of $1.12 (C$1.40).

Nasdaq listing

On May 12, 2021, we filed an application to be listed on the Nasdaq.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and March 31, 2021. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2020, our internal controls over financial reporting were ineffective. Management noted inadequate controls over the review of the accounting for complex transactions and improper segregation of duties which management believes to be a material weakness. In response to the identified material weakness, during the first quarter of 2021, management has implemented a rigorous review process regarding the accounting for complex transactions and plans to remediate the segregation of duties during 2021.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2021 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sentry Acquisition

In connection with the acquisition of the Sentry Neuromonitoring, LLC (the “Seller”) assets, we issued to Seller or the Principals, as elected by Seller, shares of common stock of the Registrant with a value of $1,625,000, determined on the Effective Date, as quoted on the TSX Venture Exchange (1,186,131 shares of common stock).  In addition, the Registrant agreed to escrow, no event later than May 14, 2021, with an escrow agent, mutually selected by Purchaser and Seller, common stock of the Registrant with a value of $650,000 (474,452 shares of common stock).  The common stock is subject to a 12-month lock up beginning on the date actually delivered to Seller or the Principals.  The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and applicable state securities laws exemptions.  The shares of common stock are “restricted securities” as defined in Rule 144 of the Securities Act.

Rule 701 Compensatory Grants and Issuances

We granted 150,000 options to purchase shares of common stock, based on a 5 year term at a strike price of US$1.12 (C$1.40), to a newly appointed director pursuant to Rule 701 of the Securities Act.

Debt Settlement

In connection with the settlement of debt with an arm’s length service provider, the Registrant issued 75,000 shares of common stock at a deemed value of $1.53 per share, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and applicable state securities laws exemptions. The shares of common stock are “restricted securities” as defined in Rule 144 of the Securities Act and subject to hold periods under applicable Canadian securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Approval of Executive Compensatory Arrangements

During the fiscal quarter ended March 31, 2021, the Registrant’s Governance, Nomination & Compensation Committee (“GNC Committee”) met to consider executive compensation for the Registrant’s Chief Executive Officer, John Farlinger, and the Registrant’s Founder, Preston Parsons.

CEO Compensation:  The GNC Committee approved base salary compensation of $388,000 for Mr. Farlinger, which is inclusive of travel, healthcare insurance and housing expenses.  In prior years, the Registrant paid Mr. Farlinger a base salary and provided allowances for travel, healthcare insurance and housing expenses.  The approved compensation in 2021 for Mr. Farlinger results in a net increase of 2% in base salary.  Mr. Farlinger is personally responsible for travel, healthcare insurance and housing expenses.  Mr. Farlinger is provided a car allowance.  Mr. Farlinger is entitled to an annual performance bonus.

The GNC Committee approved a stock option grant to Mr. Farlinger of 450,000 stock options with an exercise price of $1.07 per share.  The options have a five year term and vest 20% on the grant date of January 27, 2021, and the balance one-sixth every six months thereafter.

Founder Compensation:  The GNC Committee approved base salary compensation of $285,000 for Mr. Parsons, which is inclusive of travel, healthcare insurance and housing expenses.  Mr. Parsons is provided a car allowance and benefits under the Registrant’s 401k plan.  Mr. Parsons is entitled to an annual performance bonus.

The Registrant expects to enter into new employment agreements with each of Mr. Farlinger and Mr. Parsons.

ITEM 6. EXHIBITS

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

3.4	Bylaws of Assure Holdings Corp. (incorporated by referenced to Exhibit 3.4 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
4.1	Description of Securities (incorporated by referenced to Exhibit 4.1 to the Company’s Form 10-K filed with the SEC on March 30, 2021)
10.1*

Share Exchange Agreement among Montreux Capital Corp. and Assure Holdings Inc. dated May 16, 2017 (incorporated by referenced to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.2*

Stock Grant Agreement between Assure Neuromonitoring and Preston Parsons dated June 15, 2016 (incorporated by referenced to Exhibit 10.2 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.3

Stock Grant Agreement between Assure Neuromonitoring and Matthew Willer dated June 15, 2016 (incorporated by referenced to Exhibit 10.3 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.4

Employment Agreement between Assure Holdings Corp. and Preston Parsons dated November 7, 2016 (incorporated by referenced to Exhibit 10.4 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

10.5	Employment Agreement between Assure Holdings Corp. and John Farlinger dated June 1, 2018 (incorporated by referenced to Exhibit 10.5 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
10.6	Executive Employment Agreement between Assure Holdings Corp. and Trent Carman (incorporated by referenced to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
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

10.16	Stock Option Plan, as amended (approved on December 10, 2020) (incorporated by referenced to Exhibit 10.16 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
10.17	Equity Incentive Plan (approved on December 10, 2020) (incorporated by referenced to Exhibit 10.17 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
10.18	Paycheck Protection Promissory Note (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 2, 2021)
10.19	Asset Purchase Agreement dated April 30, 2021 (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 6, 2021)
14.1	Code of Ethics (incorporated by referenced to Exhibit 14.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
21.1	Subsidiaries of the Company (incorporated by referenced to Exhibit 21.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: May 14, 2021		Date: May 14, 2021