Form 10-Q
period 2021-06-30
Assure Holdings Corp.
filed 2021-08-16
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTELRY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

Common Stock, $0.001 Par Value
Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of the registrant’s common shares outstanding as of August 10, 2021 was 59,181,440.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021 (unaudited)	2020
ASSETS
Current assets
Cash	$3,960	$4,386
Accounts receivable, net	18,640	14,965
Income tax receivable	150	150
Other current assets	785	618
Due from PEs	5,797	4,856
Total current assets	29,332	24,975
Equity method investments	371	608
Property, plant and equipment, net	123	356
Operating lease right of use asset	—	124
Finance lease right of use asset	882	608
Deferred tax asset, net	302	—
Intangibles, net	3,941	4,115
Goodwill	4,448	2,857
Total assets	$39,399	$33,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,402	$2,871
Current portion of debt	—	4,100
Current portion of lease liability	568	521
Other current liabilities	36	96
Total current liabilities	3,006	7,588
Lease liability, net of current portion	736	772
Debt, net of current portion	10,301	2,251
Acquisition liability	1,569	—
Acquisition share issuance liability	540	540
Fair value of stock option liability	15	16
Performance share issuance liability	—	2,668
Deferred tax liability, net	—	599
Total liabilities	16,167	14,434
Commitments and contingencies (Note 7)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 900,000,000 shares authorized; 58,692,701 and 56,378,939 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	58	56
Additional paid-in capital	37,400	30,841
Accumulated deficit	(14,226)	(11,688)
Total shareholders’ equity	23,232	19,209
Total liabilities and shareholders’ equity	$39,399	$33,643

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Patient service fees, net	$3,694	$(11,653)	$6,644	$(9,307)
Hospital, management and other	2,528	917	4,343	2,904
Total revenue	6,222	(10,736)	10,987	(6,403)
Cost of revenues	3,170	1,039	5,702	2,830
Gross margin	3,052	(11,775)	5,285	(9,233)
Operating expenses
General and administrative	3,963	1,711	7,095	3,896
Sales and marketing	166	163	501	452
Depreciation and amortization	387	261	672	520
Total operating expenses	4,516	2,135	8,268	4,868
Loss from operations	(1,464)	(13,910)	(2,983)	(14,101)
Other income (expenses)
Income (loss) from equity method investments	20	(1,110)	(3)	(1,217)
Other income (expense), net	1	(4)	(2)	53
Accretion expense	(120)	(207)	(215)	(392)
Interest expense, net	(218)	(53)	(236)	(106)
Total other expense	(317)	(1,374)	(456)	(1,662)
Loss before income taxes	(1,781)	(15,284)	(3,439)	(15,763)
Income tax benefit	474	1,954	901	2,019
Net loss	$(1,307)	$(13,330)	$(2,538)	$(13,744)
Loss per common share
Basic	$(0.02)	$(0.38)	$(0.04)	$(0.39)
Diluted	$(0.02)	$(0.38)	$(0.04)	$(0.39)
Weighted average number of common shares used in per share calculation – basic	57,949,285	34,795,313	57,002,355	34,795,313
Weighted average number of common shares used in per share calculation – diluted	57,949,285	34,795,313	57,002,355	34,795,313

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(2,538)	$(13,744)
Adjustments to reconcile net loss to net cash used in operating activities
Losses from equity method investments	3	1,217
Stock-based compensation	607	368
Depreciation and amortization	407	520
Amortization of debt issuance costs	13	—
Provision for stock option fair value	(1)	(53)
Accretion expense	215	392
Tax impact of equity component of convertible debt issuance	—	(288)
Change in operating assets and liabilities
Accounts receivable, net	(1,675)	15,746
Prepaid expenses	(420)	—
Right of use assets	205	—
Accounts payable and accrued liabilities	(712)	(1,844)
Due from related parties	(1,063)	(635)
Lease liability	(343)	(172)
Income taxes	(901)	(1,728)
Other assets and liabilities	(58)	26
Net cash used in operating activities	(6,261)	(195)
Cash flows from investing activities
Purchase of equipment and furniture	—	(33)
Net cash paid for acquistion	(156)	(2,715)
Distributions received from equity method investments	234	287
Net cash provided by (used in) investing activities	78	(2,461)
Cash flows from financing activities
Proceeds from common share issuance, net	832	—
Repayment of promissory note	—	(326)
Proceeds from Paycheck Protection Program loan	1,665	1,211
Repayment of line of credit	—	(500)
Proceeds from debenture	7,360	—
Repayment of short term debt	(4,100)	—
Proceeds from convertible debenture	—	2,485
Net cash provided by financing activities	5,757	2,870
Increase (decrease) in cash	(426)	214
Cash at beginning of period	4,386	59
Cash at end of period	$3,960	$273
Supplemental cash flow information
Interest paid	$127	$87
Income taxes paid	$—	$30
Supplemental non-cash flow information
Purchase of equipment with finance leases	$305	$239

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	shareholders'
	Shares	Amount	Capital	(deficit)	equity
Balances, March 31, 2020	34,795,313	$35	$7,500	$2,934	$10,469
Stock-based compensation	—	—	163	—	163
Expected tax loss of future stock compensation option exercises	—	—	(115)	—	(115)
Equity component of convertible debt issuance	—	—	466	—	466
Fair value of finders’ warrants	—	—	14	—	14
Net loss	—	—	—	(13,330)	(13,330)
Balances, June 30, 2020	34,795,313	$35	$8,028	$(10,396)	$(2,333)

Balances, March 31, 2021	56,598,777	$56	$31,707	$(12,919)	$18,844
Common share issuance, net	2,018,924	2	2,455	—	2,457
Stock-based compensation	—	—	327	—	327
Equity component of debenture issuance	—	—	1,204	—	1,204
Settlement of performance share liability	75,000	—	1,707	—	1,707
Net loss	—	—	—	(1,307)	(1,307)
Balances, June 30, 2021	58,692,701	$58	$37,400	$(14,226)	$23,232

			Additional	Retained	Total
	Common Stock		paid-in	earnings	shareholders'
	Shares	Amount	Capital	(deficit)	equity
Balances, December 31, 2019	34,795,313	$35	$6,682	$3,348	$10,065
Stock-based compensation	—	—	368	—	368
Expected tax loss of future stock compensation option exercises	—	—	(288)	—	(288)
Equity component of convertible debt issuance	—	—	1,220	—	1,220
Fair value of finders’ warrants	—	—	46	—	46
Net loss	—	—	—	(13,744)	(13,744)
Balances, June 30, 2020	34,795,313	$35	$8,028	$(10,396)	$(2,333)

Balances, December 31, 2020	56,378,939	$56	$30,841	$(11,688)	$19,209
Common share issuance, net	2,018,924	2	2,455	—	2,457
Stock-based compensation	—	—	607	—	607
Equity component of debenture issuance	—	—	1,204	—	1,204
Settlement of performance share liability	294,838	—	2,293	—	2,293
Net loss	—	—	—	(2,538)	(2,538)
Balances, June 30, 2021	58,692,701	$58	$37,400	$(14,226)	$23,232

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.NATURE OF OPERATIONS

Assure Holdings Corp. (the “Company” or “Assure”), through its two wholly-owned subsidiaries, Assure Neuromonitoring, LLC (“Neuromonitoring”) and Assure Networks, LLC (“Networks”), provides technical and professional intraoperative neuromonitoring (“IONM”) surgical support services primarily associated with spine and head surgeries. These services have been recognized as the standard of care by hospitals and surgeons for risk mitigation. Assure Holdings, Inc., a wholly-owned subsidiary, employs most of the corporate employees and performs various corporate services on behalf of the consolidated Company.

Neuromonitoring employs technologists who utilize technical equipment and their technical training to monitor neurological signals during surgical procedures and to pre-emptively notify the underlying surgeon of any nerve related issues that are identified. The technologists perform their services in the operating room during the surgeries. The technologists are certified by a third party credentialing agency.

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

Networks also manages other PEs that Networks does not have an ownership interest and charges those PEs a management fee which is accounted for as service revenue.

The Company operates in the United States in one segment.

COVID-19

Our business and results of operations have been, and continues to be, adversely affected by the global COVID-19 pandemic and related events and we expect its impact to continue. The impact to date has included periods of significant volatility in various markets and industries, including the healthcare industry. The volatility has had, and we anticipate it will continue to have, an adverse effect on our customers and on our business, financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies. In particular, the healthcare industry, hospitals and providers of elective procedures have been and may continue to be impacted by the pandemic and/or other events beyond our control, and further volatility could have an additional negative impact on these industries, customers, and our business. In addition, the COVID-19 pandemic and, to a lesser extent, the impact on other industries, including automotive, electronics and real estate, increased fuel costs, U.S. restrictions on trade, and transitory inflation have impacted and may continue to impact the financial conditions of our customers and the patients they serve.

In addition, actions by United States federal, state and foreign governments to address the COVID-19 pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, also had and may continue to have a significant adverse effect on the markets in which we conduct our businesses. COVID-19 poses the risk that our workforce, suppliers, and other partners may be prevented from conducting normal business activities for an extended period of time, including due to shutdowns or stay-at-

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

home orders that may be requested or mandated by governmental authorities. We have implemented policies to allow our employees to work remotely as a result of the pandemic as we reviewed processes related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention (CDC). The COVID-19 pandemic could also cause delays in acquiring new customers and executing renewals and could also impact our business as consumer behavior changes in response to the pandemic.

Since the start of the second quarter of 2021, there has been increased availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, including healthcare and elective surgeries, and we have experienced a gradual resumption of economic activities in our industries. On the other hand, infection rates continue to fluctuate in various regions and new strains of the virus, including the Delta variant, remain a risk, which may give rise to implementation of restrictions in the geographic areas that we serve. In addition, there are ongoing global impacts resulting from the pandemic, including disruption of the supply chains, product shortages, increased delivery costs, increased governmental regulation, strains on healthcare systems, and delays in shipments, product development, technology launches and facility access.

We have been closely monitoring the COVID-19 pandemic and its impact on our business, including legislation to mitigate the impact of COVID-19 such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act which was enacted in March 2020, and the American Rescue Plan Act of 2021 which was enacted in March 2021. Although a significant portion of our anticipated revenue for 2021 is derived from fixed-fee and minimum-guarantee arrangements, primarily from large, well-capitalized customers which we believe somewhat mitigates the risks to our business, our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, supply chain disruptions, microchip shortages and potential market downturns induced by the COVID-19 pandemic.

The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the impact of COVID-19 on integration of acquisitions, expansion plans, implementation of telemedicine, restrictions on elective procedures, delays in payor remittance and increased regulations; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our financial expenditures in response to continued uncertainty. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K.

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

There have been no changes to the Company’s significant accounting policies or recent accounting pronouncements during the six months ended June 30, 2021 as compared to the significant accounting policies disclosed in the 10-K for the year ended December 31, 2020 as filed on March 30, 2021.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Operating leases

The Company leases corporate office facilities under two operating sub-leases which expired June 30, 2021. The Company is negotiating lease renewal terms.

Finance leases

The Company leases medical equipment under various financing leases with stated interest rates ranging from 6.5% — 12.2% per annum which expire at various dates through 2026.

The condensed consolidated balance sheets include the following amounts for right of use (“ROU”) assets as of June 30, 2021 and December 31, 2020 (stated in thousands):

	June 30,	December 31,
	2021	2020
Operating	$—	$124
Finance	882	608
Total	$882	$732

Finance lease assets are reported net of accumulated amortization of $1.6 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively.

The following are the components of lease cost for operating and finance leases (stated in thousands):

	Six Months Ended June 30,
	2021	2020
Lease cost:
Operating leases	$127	$107
Finance leases:
Amortization of ROU assets	249	248
Interest on lease liabilities	42	33
Total finance lease cost	291	281
Total lease cost	$418	$388

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	June 30, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases	—	0.5
Finance leases	3.3	3.3
Weighted average discount rate:
Operating leases	—	6.9
Finance leases	8.0	7.9

The Company acquired ROU assets in exchange for lease liabilities of $305 thousand upon commencement of finance leases during the six months ended June 30, 2021.

Future minimum lease payments and related lease liabilities as of June 30, 2021 were as follows (stated in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder 2021	$—	$283	$283
2022	—	570	570
2023	—	258	258
2024	—	204	204
2025	—	148	148
Thereafter	—	23	23
Total lease payments	—	1,486	1,486
Less: imputed interest	—	(182)	(182)
Present value of lease liabilities	—	1,304	1,304
Less: current portion of lease liabilities	—	568	568
Noncurrent lease liabilities	$—	$736	$736

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

4. DEBT

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, which matures on February 25, 2026. The PPP Loan carries an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure is remitted by the Small Business Administration to the Bank of Oklahoma; or (ii) 10 months after the end of the 24-week period following the grant of the Loan. All or a portion of the Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the 24-week period following the loan origination date and the proceeds of the Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020. The Company intends to submit its application for forgiveness of the PPP promissory note during the second half of 2021.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Debenture

On June 10, 2021, the Company entered into definitive agreements to secure a credit facility under the terms of a commitment letter dated March 8, 2021 (the “Commitment Letter”) with Centurion Financial Trust, an investment trust formed by Centurion Asset Management Inc. (“Centurion”).  Under the terms of the Commitment Letter, Assure issued a debenture to Centurion, dated June 9, 2021 (the “Debenture”), with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  The Senior Term Acquisition Line will be made available to the Company to fund future acquisitions, subject to certain conditions and approvals of Centurion.  The Credit Facility matures in June 2025.

The principal amount of the Debenture drawn and outstanding from time to time shall bear interest both before and after maturity, default and judgment from the date hereof to the date of repayment in full at the rate of the greater of 9.50% or the Royal Bank of Canada Prime Rate plus 7.05% per annum calculated and compounded monthly in arrears and payable on the first business day of each month during which any obligations are outstanding, the first of such payments being due July 2, 2021 for the period from the Advance to the date of payment, and thereafter monthly.  The difference between the commitment and the amount of the Loan outstanding from time to time shall bear a standby charge, for the period between June 2021 and the end of the availability period, in the amount of 1.50% per annum calculated and compounded monthly in arrears and payable on the first business day of each month during which any amount of the commitment remains available and undrawn, the first of such payments being due July 2, 2021.  Interest on overdue interest shall be calculated and payable at the same rate plus 3% per annum.

With respect to the Senior Revolving Loan, Assure may prepay advances outstanding thereunder from time to time, with not less than 10 business days prior written notice of the prepayment date and the amount, in the minimum amount of $250 thousand. Any amount of the Senior Revolving Loan prepaid may be re-advanced.  With respect to the Senior Term Loan and Senior Term Acquisition Line, Assure may prepay the advances outstanding thereunder, without penalty or bonus, in an amount not to exceed 25% of the aggregate of all Advances then outstanding under the Term Loans, on each anniversary date of the first advance made hereunder, provided in each case with not less than 30 days written notice of the Company's intention to prepay on such anniversary date and the proposed prepayment amount. Any prepayments to the Term Loans other than those permitted in the immediately preceding sentence may only be made on 30 days prior written notice of the prepayment date and the amount, and are subject to the Company paying on such prepayment date a prepayment charge equal to the lesser of (i) twelve (12) months interest and (ii) interest for the months remaining from the prepayment date to the Maturity Date, on the amount prepaid at the interest rate in effect on the applicable Term Loan as of the date of prepayment. Any amount of the Term Loan prepaid may not be re-advanced.

The Credit Facility is guaranteed by the subsidiaries under the terms of the guarantee and secured by a first ranking security interest in all of the present and future assets of Assure and the Subsidiaries under the terms of the security agreement.

Assure paid Centurion on first Advance of the Loan a commitment fee of 2.25%, being $248 thousand, made by withholding from the first advance.

A portion of the proceeds from the Debenture were utilized to repay the Central Bank line of credit and the Central Bank promissory note.

Warrant Fee

In addition, Assure issued Centurion an aggregate of 1,375,000 non-transferrable common share purchase warrants.  Each warrant entitles Centurion to acquire one common share in the capital of Assure, at an exercise price equal to US$1.51 (representing the closing price of Assure’s common shares as of the close of business on June 9, 2021 and multiplied by the Bank of Canada’s daily exchange rate on June 9, 2021) for a term of 48 months. The warrants and underlying common shares are subject to applicable hold periods under U.S. securities laws.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s debt obligations are summarized as follows:

	June 30,	December 31,
	2021	2020
Central Bank line of credit	$—	$1,978
Central Bank promissory note	—	2,122
PPP promissory note	1,665	—
	1,665	4,100

Face value of convertible debenture	3,450	3,450
Less: fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	513	324
	2,440	2,251

Face value of Centurion debenture	8,000	—
Less: fair value ascribed to warrants	(1,204)	—
Plus: accretion of implied interest	25	—
Less: net debt issuance costs	(625)
	6,196	—
Total debt	10,301	6,351
Less: current portion of debt	—	(4,100)
Long-term debt	$10,301	$2,251

As of June 30, 2021, future minimum principal payments are summarized as follows (stated in thousands):

	PPP	Bank	Convertible
	Loan	Indebtedness	Debt
Remainder 2021	$—	$—	$—
2022	—	—	—
2023	—	—	965
2024	—	—	2,485
2025	—	8,000	—
2026	1,665	—	—
Total	1,665	8,000	3,450
Less: fair value ascribed to conversion feature and warrants	—	(1,204)	(1,523)
Plus: accretion and implied interest	—	25	513
Less: net debt issuance costs	—	(625)	—
	$1,665	$6,196	$2,440

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. SHARE CAPITAL

Common shares

Common shares: 900,000,000 authorized; $0.001 par value. As of June 30, 2021 and December 31, 2020, there were 58,692,701 and 56,378,939 common shares issued and outstanding (“Common Shares”), respectively.

Acquisition shares

In connection with the acquisition of the Sentry Neuromonitoring, LLC (the “Seller”) assets, we issued to Seller or the Principals, as elected by Seller, shares of common stock of the Registrant with a value of $1,625,000, determined on the Effective Date, as quoted on the TSX Venture Exchange (1,186,129 shares of common stock).  In addition, the Registrant agreed to escrow, no event later than May 14, 2021, with an escrow agent, mutually selected by Purchaser and Seller, common stock of the Registrant with a value of $650,000 (474,452 shares of common stock).  The common stock is subject to a 12-month lock up beginning on the date actually delivered to Seller or the Principals. See Note 7 for a complete discussion.

Share issuance

In connection with common share purchase agreements, during June 2020, the Company issued 780,162 shares of common stock at a deemed value of $0.80 per share to certain employees, directors and third parties.

Convertible debt

During the second quarter of 2021, a holder of the convertible debenture exercised the right to convert the outstanding principal into common shares at an exercise price of $1.40, resulting in the issuance of 52,633 common shares.

Stock options

On December 10, 2020, our shareholders approved amendments to the Company’s stock option plan, which amended the plan previously approved on November 20, 2019 (the “Amended Stock Option Plan”). As of June 30, 2021, an aggregate of 5,659,878 shares of common stock (10% of the issued and outstanding shares of common stock) were available for issuance under the Amended Stock Option Plan. Of this amount, stock options in respect of 5,120,500 common shares have been issued.

Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2020	3,743,000	$1.05	4.00
Options granted	1,740,000	1.06
Options exercised	—	—
Options canceled / expired	(362,500)	1.20
Balance at June 30, 2021	5,120,500	1.03	3.87	$5,123
Vested and exercisable at June 30, 2021	2,869,167	0.96	3.60	$2,599

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at June 30, 2021:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
1,000,000	4.16	$0.05	1,000,000	$0.05
60,000	1.32	$2.80	60,000	$2.80
75,000	6.55	$1.80	75,000	$1.80
425,000	2.25	$1.80	368,333	$1.80
734,000	2.55	$1.56	538,267	$1.56
434,000	3.27	$1.28	260,400	$1.28
200,000	4.16	$0.90	66,667	$0.90
465,000	4.45	$0.97	155,000	$0.97
1,577,500	4.59	$1.06	315,500	$1.06
150,000	4.78	$1.12	30,000	$1.12
5,120,500	3.87	$1.03	2,869,167	$0.96

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There were no stock option grants during the three and six months ended June 30, 2020.The following assumptions were used to value the awards granted during the three and six months ended June 30, 2021:

Expected life (in years)	5.0
Risk-free interest rate	0.4%
Dividend yield	—%
Expected volatility	91%

Stock-based compensation expense recognized in our consolidated financial statements for the three months ended June 30, 2021 and 2020 was $163 thousand and $327 thousand, respectively, and $607 and $368 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was approximately $947 thousand of total unrecognized compensation cost related to 2,251,333 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 2.4 years.

Warrants

As of June 30, 2021 and December 31, 2020, there were 19,700,028 and 18,325,028 warrants outstanding, respectively.

Number of Warrants outstanding
Balance at December 31, 2020	18,325,028
Debenture, warrants issued (Note 4)	1,375,000
Balance at June 30, 2021	19,700,028

6. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per common share for the three months ended June 30, 2021 and 2020 (stated in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,307)	$(13,330)	$(2,538)	$(13,744)
Basic weighted average common shares outstanding	57,949,285	34,795,313	57,002,355	34,795,313
Basic loss per common share	$(0.02)	$(0.38)	$(0.04)	$(0.39)
Net loss	$(1,307)	$(13,330)	$(2,538)	$(13,744)
Dilutive weighted average common shares outstanding	57,949,285	34,795,313	57,002,355	34,795,313
Diluted loss per common share	$(0.02)	$(0.38)	$(0.04)	$(0.39)

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock options to purchase 2,638,467 common shares and warrants to purchase 18,325,028 common shares were outstanding at June 30, 2021 that were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

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

The acquisition closed on April 30, 2021 (the “Closing Date”).

Under the terms of the Purchase Agreement, Assure Texas Holdings agreed to purchase certain assets (“Acquired Assets”) related to the Seller’s interoperative neuromonitoring business (the “Business”) and assumed certain liabilities of the Seller.  The Acquired Assets included, among other items, all assets used in the Business, certain tangible personal property, inventory, Seller’s records related to the Business, deposits and prepaid expenses, certain contracts related to the Business, licenses, intellectual property, goodwill and accounts receivables. The purchase qualified as a business combination for accounting purposes.

The purchase price for the assets consisted of cash and stock, payable as follows:

Cash Payment

Cash consideration of $1,125,000 in installment payments, payable (a) $153,125 at closing, (b) $153,125 within 30 days of Closing Date and (c) $818,750, (together with interest at the applicable federal rate, shall be paid in cash in thirty-six equal monthly installments, with the first installment being due on or before the first business day of the first month following the sixtieth day from the Closing Date and the remaining installments being due on the first business day of each month thereafter.

Stock Payment

Shares of common stock to be issued to Seller or the Principals, as elected by Seller, with a value of $1,625,000, determined on the Closing Date, as quoted on the TSX Venture Exchange (1,186,129 shares of common stock), issued on or about the Closing Date and shares of common stock to be escrowed, no event later than May 14, 2021, with an escrow agent, mutually selected by Purchaser and Seller (the “Escrow Agent”), common stock of the Registrant with a value of $650,000 (474,452 shares of common stock) and held by the Escrow Agent pursuant to terms set forth in an escrow agreement to be mutually agreed to by Purchaser and Seller.  The common stock is subject to regulatory restrictions and requirements and a 12 month lock up from the date of issuance to the Seller or the Principals, as applicable, in addition to any additional lock up period imposed on the common stock under applicable law and/or regulation,

Reimbursements

Reimbursement to Seller for operational capital injected by Seller or its Principals since December 31, 2020, for verifiable and reasonable expenses, consistent with past business practices up to a cap of $50 thousand.

Receivable Bonus

Purchaser agreed to pay Seller or the Principals, as elected by Seller, a bonus in an amount equal to $250,000 (“Receivable Bonus”) upon collecting $3,000,001 in accounts receivable acquired by Purchaser for accounts receivable that was generated by Seller prior to the Closing.  The Receivable Bonus, if earned, will be paid to Seller or the Principals, as elected by Seller, in three payments: (i) the first payment being in the amount of $100 thousand, payable on the thirtieth (30th) day following the date the Receivable Bonus is

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

earned, (ii) the second payment being in the amount of $100 thousand, payable on the sixtieth (60th) day following the date the Receivable Bonus is earned, and (iii) the third payment in the amount of $50 thousand, payable on the ninetieth (90th) day following the date the Receivable Bonus is earned.

Founders Bonus

The Registrant agreed to pay a $50 thousand bonus (“Founders’ Bonus”) payment to each Kenneth Sly, Wesley Varghese, Patricia Worley and Shelia Jumper in installments: (i) $25 thousand at Closing and (ii) $25 thousand within twelve (12) months of Closing. The Founders’ Bonus is additional consideration, which is independent, separate and apart from other consideration to be paid by Purchaser.

Under the Purchase Agreement, Purchaser agreed to enter into employment agreements with certain key personnel of Seller, as determined by Purchaser. The employment agreements, in standard form of employment agreement of Purchaser, include: (i) a minimum annual base salary of $175 thousand with full benefits and (ii) up to $50 thousand in annual variable compensation bonus to be memorialized in a mutually agreeable form of agreement that details the scope of services and compensation.

The initial accounting for the acquisition of Sentry is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets. In addition, the Company is in the process of reviewing the applicable future cash flows used in determining the purchase accounting. As a result, the amounts recorded in the consolidated financial statements related to the Sentry acquisition are preliminary and the measurement period remains open. The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Purchase price consideration:
Cash	$1,125
Common shares, at fair value	2,275
Total consideration	$3,400

Assets acquired:
Cash	$51
Accounts receivable	2,000
Right of use assets	50
Total assets acquired	2,101

Liabilities assumed:
Accounts payable and accrued liabilities	242
Lease liability	50
Total liabilities assumed	292

Preliminary Goodwill	$1,591

8. COMMITMENTS AND CONTINGENCIES

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Performance share compensation

As part of a reverse takeover transaction (“RTO”) during 2016, the Company entered into a one-time stock grant agreement with two executives (Messrs. Preston Parsons and Matthew Willer (former President) which defines a bonus share threshold as follows: should the Company meet or exceed a 2017 fiscal year EBITDA threshold of Cdn$7,500, the Company would issue 6,000,000 common shares of the surviving issuer at the trailing 30-day average closing price. The performance share grant was structured as part of the RTO transaction to provide additional equity to management conditioned upon performance achievements. As the Company achieved the EBITDA threshold for the year ended December 31, 2017, the Company has recorded a liability of approximately $16 million for the value of the shares to be issued while the agreements are modified and the cash collected threshold is achieved, which the Company deems probable. During the year ended December 31, 2020, the Company settled 5,000,000 performance shares resulting from the issuance of 5,000,000 common shares. During the first half of 2021, the Company settled the remaining 1,000,000 performance shares.

9. SUBSEQUENT EVENTS

The Company evaluation subsequent events through the date of this Quarterly Report noting no reportable events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2020 found in the Form 10-K filed by Assure Holdings Corporation on March 30, 2021 (the “Form 10-K”).

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, growth rate, competitiveness, gross margins, expenditures, tax expenses, cash flows, our management's plans and objectives for our current and future operations, general economic conditions, the impact of the COVID-19 pandemic and related events, the impact of acquisitions on our financial condition and results of operations, and the sufficiency of financial resources to support future operations and capital expenditures.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in our annual report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

The Company has primarily been engaged in the neuromonitoring of spine and neurosurgeries. The expansion into additional surgical verticals is part of Assure’s growth strategy. By applying its neuromonitoring platform to additional surgical verticals such as vascular, ear nose and throat, and several others, the addressable market for Assure’s service is greatly expanded. The Company has operations in Louisiana, Michigan, Pennsylvania, Texas, Colorado, South Carolina, and Arizona. In April 2021, the Company entered into an asset purchase agreement with Sentry Neuromonitoring and other sellers, who have historically operated in Texas. The Company believes that continued geographic expansion initiatives coupled with the surgical vertical expansion efforts and selective acquisitions will combine to generate substantial growth opportunities going forward.

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

COVID-19

Our business and results of operations have been, and continues to be, adversely affected by the global COVID-19 pandemic and related events and we expect its impact to continue. The impact to date has included periods of significant volatility in various markets and industries, including the healthcare industry. The volatility has had, and we anticipate it will continue to have, an adverse effect on our customers and on our business, financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies. In particular, the healthcare industry, hospitals and providers of elective procedures have been and may continue to be impacted by the pandemic and/or other events beyond our control, and further volatility could have an additional negative impact on these industries, customers, and our business. In addition, the COVID-19 pandemic and, to a lesser extent, the impact on other industries, including automotive, electronics and real estate, increased fuel costs, U.S. restrictions on trade, and transitory inflation have impacted and may continue to impact the financial conditions of our customers and the patients they serve. In addition, actions by United States federal, state and foreign governments to address the COVID-19 pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, also had a significant adverse effect on the markets in which we conduct our businesses. COVID-19 poses the risk that our workforce, suppliers, and other partners may be prevented from conducting normal business activities for an extended period of time, including due to shutdowns or stay-at-home orders that may be requested or mandated by governmental authorities. We have implemented policies to allow our employees to work remotely as a result of the pandemic as we reviewed processes related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention. The COVID-19 pandemic could also cause delays in acquiring new customers and executing renewals and could also impact our business as consumer behavior changes in response to the pandemic.

Since the start of the second quarter of 2021, there has been increased availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, and we have experienced a gradual resumption of economic activities in our industries. On the other hand, infection rates continue to fluctuate in various regions and new strains of the virus, including the Delta variant, remain a risk, which may give rise to implementation of restrictions in the geographic areas that we serve. In addition, there are ongoing global impacts resulting from the pandemic, including disruption of the supply chains, product shortages, increased delivery costs, increased governmental regulation, strains on healthcare systems, and delays in shipments, product development, technology launches and facility access.

We have been closely monitoring the COVID-19 pandemic and its impact on our business, including legislation to mitigate the impact of COVID-19 such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act which was enacted in March 2020, and the American Rescue Plan Act of 2021 which was enacted in March 2021. Although a significant portion of our anticipated revenue for 2021 is derived from fixed-fee and minimum-guarantee arrangements, primarily from large, well-capitalized customers which we believe somewhat mitigates the risks to our business, our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, supply chain disruptions, microchip shortages and potential market downturns induced by the COVID-19 pandemic.

The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the impact of COVID-19 on integration of acquisitions, expansion plans, implementation of telemedicine, restrictions on elective procedures, delays in payor remittance and increased regulations; and the impact of the pandemic on the global economy and demand for consumer products.  Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our financial expenditures in response to continued uncertainty. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table provides selected financial information from the condensed consolidated financial statements of income for the three months ended June 30, 2021 and 2020. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Three Months Ended June 30,		Change	Change
	2021	2020	$	%
Revenue
Patient service fees, net	$3,694	$(11,653)	$15,347	(131.7)%
Hospital, management and other	2,528	917	1,611	175.7%
Total revenue	6,222	(10,736)	16,958	(158.0)%
Cost of revenues	3,170	1,039	2,131	205.1%
Gross margin	3,052	(11,775)	14,827	(125.9)%
Operating expenses
General and administrative	3,963	1,711	2,252	131.6%
Sales and marketing	166	163	3	1.8%
Depreciation and amortization	387	261	126	48.3%
Total operating expenses	4,516	2,135	2,381	111.5%
Loss from operations	(1,464)	(13,910)	12,446	(89.5)%
Other income/(expenses)
Loss from equity method investments	20	(1,110)	1,130	(101.8)%
Other income (loss), net	1	(4)	5	(125.0)%
Accretion expense	(120)	(207)	87	(42.0)%
Interest expense, net	(218)	(53)	(165)	311.3%
Total other expense	(317)	(1,374)	1,057	(76.9)%
Loss before income taxes	(1,781)	(15,284)	13,503	(88.3)%
Income tax benefit	474	1,954	(1,480)	(75.7)%
Net loss	$(1,307)	$(13,330)	$12,023	(90.2)%
Loss per common share
Basic	$(0.02)	$(0.38)	$0.36	(94.1)%
Diluted	$(0.02)	$(0.38)	$0.37	(96.7)%
Weighted average number common shares – basic	57,949,285	34,795,313	23,153,972	66.5%
Weighted average number common shares – diluted	57,949,285	34,795,313	23,153,972	66.5%

Revenue

Total revenues for the three months ended June 30, 2021 and 2020 were $6.2 million and $(10.7 million), respectively, net of implicit price concessions. As at June 30, 2021 and 2020, we recorded an allowance for implicit price concessions of $1.1 million and $15 million, respectively.

Patient service fee revenue is recognized in the period in which IONM services are rendered, at net realizable amounts due from third party payors when collections are reasonably assured and can be estimated. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party insurers. We record out-of-network technical and professional revenue (included in-Patient service fees, net) per case based upon our historical collection rates from private insurance carriers. Our revenue estimation process for out-of-network revenue is based on the collection experience from insurance cases that are between 1-2 years old and management believes the more recent collection experience is more indicative of future per case collection rates. The Company recognizes revenue from hospital and surgery center customers and certain PEs, for which the Company does not have an ownership interest in, on a contractual basis. Revenue from services rendered is recorded after services are rendered.

For the three months ended June 30, 2021, Assure managed 3,189 cases where it retained 100% of the professional revenue (from our wholly-owned subsidiaries) compared to 2,087 cases where it retained 100% of the professional revenue (from our wholly- owned subsidiaries) in the same period in the prior year, a 60% increase in case volume.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2021 were $3.2 million compared to $1.0 million for the same period in 2020. Cost of revenues consist primarily of third-party billing fees, the cost of our internal billing and collection department, technologist wages, and medical supplies. Third-party billing fees are recorded as a percentage of revenue recorded and therefore, also vary materially when we changed our implicit price concessions estimate. Technologist wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have ramped up this department and as the number of cases they are responsible for invoicing increases. During the three months ended June 30, 2021, the number of neuromonitoring cases increased 60% compared to the three months ended June 30, 2020, which increased cost of revenues year over year.

General and administrative

General and administrative expenses were $4.0 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively. The increase period-to-period was primarily related to higher legal fees in relation to our application to list on the NASDAQ, acquisition of Sentry and debt financing with Centurion, and increased head count as we continued to build an inhouse billing and collections function.

Sales and marketing

Sales and marketing expenses were consistent at $166 thousand and $163 thousand for the three months ended June 30, 2021 and 2020.

Depreciation and amortization

Depreciation and amortization expense was $387 thousand and $261 thousand for the three months ended June 30, 2021 and 2020, respectively.  The increase is primarily related to the increase in ROU lease assets compared to the prior year.

Loss from equity method investments

Assure recognizes its pro-rata share of the net income (loss) generated by the non-wholly-owned PEs. During the three months ended June 30, 2021, the Company recognized $20 thousand of income from equity method investments compared to $1.1 million in losses for the three months ended June 30, 2020. The variance is primarily associated with recording of the previously mentioned implicit price concessions which were significantly larger in 2020 than 2021.

Accretion expense

The Company recorded accretion expense of $120 thousand and $207 thousand for the three months ended June 30, 2021 and 2020, respectively.  The Company accretes the difference between the fair value of the Central Bank and Centurion debt and the face value of such debt over the term of the debt.

Interest expense, net

Interest expense, net was $218 thousand for the three months ended June 30, 2021 compared to $53 thousand for the three months ended June 30, 2020. The increase year-over-year is primarily due to higher outstanding debt balances and the amortization of debt issuance costs.

Income tax benefit

For the three months ended June 30, 2021 income tax benefit was $474 thousand compared to $1.9 million for the three months ended June 30, 2020. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table provides selected financial information from the condensed consolidated financial statements of income for the six months ended June 30, 2021 and 2020. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Six Months Ended June 30,		Change	Change
	2021	2020	$	%
Revenue
Patient service fees, net	$6,644	$(9,307)	$15,951	(171.4)%
Hospital, management and other	4,343	2,904	1,439	49.6%
Total revenue	10,987	(6,403)	17,390	(271.6)%
Cost of revenues	5,702	2,830	2,872	101.5%
Gross margin	5,285	(9,233)	14,518	(157.2)%
Operating expenses
General and administrative	7,095	3,896	3,199	82.1%
Sales and marketing	501	452	49	10.8%
Depreciation and amortization	672	520	152	29.2%
Total operating expenses	8,268	4,868	3,400	69.8%
Loss from operations	(2,983)	(14,101)	11,118	(78.8)%
Other income/(expenses)
Loss from equity method investments	(3)	(1,217)	1,214	(99.8)%
Other income (loss), net	(2)	53	(55)	(103.8)%
Accretion expense	(215)	(392)	177	(45.2)%
Interest expense, net	(236)	(106)	(130)	122.6%
Total other expense	(456)	(1,662)	1,206	(72.6)%
Loss before income taxes	(3,439)	(15,763)	12,324	(78.2)%
Income tax benefit	901	2,019	(1,118)	(55.4)%
Net loss	$(2,538)	$(13,744)	$11,206	(81.5)%
Loss per common share
Basic	$(0.04)	$(0.39)	$0.35	(88.7)%
Diluted	$(0.04)	$(0.39)	$0.36	(91.3)%
Weighted average number common shares – basic	57,002,355	34,795,313	22,207,042	63.8%
Weighted average number common shares – diluted	57,002,355	34,795,313	22,207,042	63.8%

Revenue

Total revenues for the six months ended June 30, 2021 and 2020 were $11.0 million and $(6.4million,) respectively, net of implicit price concessions. As at June 30, 2021 and 2020, we recorded an allowance for implicit price concessions of $1.2 million and $19.4 million, respectively.

Patient service fee revenue is recognized in the period in which IONM services are rendered, at net realizable amounts due from third party payors when collections are reasonably assured and can be estimated. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party insurers. We record out-of-network technical and professional revenue (included in-Patient service fees, net) per case based upon our historical collection rates from private insurance carriers. Our revenue estimation process for out-of-network revenue is based on the collection experience from insurance cases that are between 1-2 years old and management believes the more recent collection experience is more indicative of future per case collection rates. The Company recognizes revenue from hospital and surgery center customers and certain PEs, for which the Company does not have an ownership interest in, on a contractual basis. Revenue from services rendered is recorded after services are rendered.

For the six months ended June 30, 2021, Assure managed 5,983 where it retained 100% of the professional revenue (from our wholly-owned subsidiaries) compared to 4,078 cases where it retained 100% of the professional revenue (from our wholly- owned subsidiaries) in the same period in the prior year, a 47% increase in case volume.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2021 were $5.7 million compared to $2.8 million for the same period in 2020. Cost of revenues consist primarily of third-party billing fees, the cost of our internal billing and collection department, technologist wages, and medical supplies. Third-party billing fees are recorded as a percentage of revenue recorded and therefore, also vary materially when we changed our implicit price concession estimate. Technologist wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have ramped up this department and as the number of cases that they are responsible for invoicing increases. During the six months ended June 30, 2021, the number of neuromonitoring cases increased 47% compared to the six months ended June 30, 2020 which increased costs of revenues year over year.

General and administrative

General and administrative expenses were $7.1 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively. The increase period-to-period was primarily related to higher legal fees in relation to our application to list on the NASDAQ, acquisition of Sentry and debt financing with Centurion, and increased head count as we continued to build an inhouse billing and collections function. During the six months ended June 30, 2021, we incurred legal and audit expenses related to the filing of our registration statement on Form S-1 and our initial Form 10-K with the Securities and Exchange Commission which are nonrecurring expenses.

Sales and marketing

Sales and marketing expenses were $501 thousand and $452 thousand for the six months ended June 30, 2021 and 2020. The increase period-to-period was primarily related to investment in channel development.

Depreciation and amortization

Depreciation and amortization expense was $672 thousand and $520 thousand for the six months ended June 30, 2021 and 2020, respectively.  The increase is primarily related to the increase in ROU lease assets compared to the prior year.

Loss from equity method investments

Assure recognizes its pro-rata share of the net loss generated by the non-wholly-owned PEs. During the six months ended June 30, 2021, the Company recognized $3 thousand of losses from equity method investments compared to $1.2 million for the six months ended June 30, 2020.  The variance is primarily associated with recording of the previously mentioned implicit price concessions which were significantly larger in 2020 than 2021.

Accretion expense

The Company recorded accretion expense of $215 thousand and $392 thousand for the six months ended June 30, 2021 and 2020, respectively.  The Company accretes the difference between the fair value of the Central Bank and Centurion debt and the face value of such debt over the term of the debt.

Interest expense, net

Interest expense, net was $236 thousand for the six months ended June 30, 2021 compared to $106 thousand for the six months ended June 30, 2020. The increase year-over-year is primarily due to higher outstanding debt balances.

Income tax benefit

For the six months ended June 30, 2021 income tax benefit was $901 thousand compared to $2.0 million for the six months ended June 30, 2020. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our cash position as at June 30, 2021 was $4.0 million compared to the December 31, 2020 cash balance of $4.4 million. Working capital was $26.3 million as of June 30, 2021 compared to $17.4 million at December 31, 2020. We rely on payments from multiple private insurers and hospital systems that have payment policies and payment cycles that vary widely. Because we are primarily an out-of-network biller to private insurance companies, the collection times for our claims can last in excess of 24 months.

For the six months ended June 30, 2021, we collected approximately $6.8 million of cash from operations compared to collecting approximately $7.0 million in the same prior year period. As at June 30, 2021, accounts receivable, which are recorded net of implicit price concessions, was $18.6 million compared to $15.0 million at December 31, 2020. We received $234 thousand of cash distributions from its PE entities for the six months ended June 30, 2021 compared to $287 thousand for the same prior year period.

We financed our operations primarily from revenues generated from services rendered and through equity and debt financings. We expect to meet our obligations for the next 12 months, through cash earned through operating activities, debt financings, and equity offerings.

Cash used in operating activities for the six months ended June 30, 2021 was $6.3 million compared to $23 thousand for the same period in the preceding year. Cash was used to fund operations (discussed above) and to fund our growth strategy.

Cash provided by investing activities of $78 thousand for the six months ended June 30, 2021 was related the PE distributions received offset by payments related to the Sentry acquisition.  Cash used in investing activities of $2.5 million for the six months ended June 30, 2020 was primarily related to payments against the Neuro-Pro acquisition partially offset by the distributions received from the PEs.

Cash provided by financing activities of $5.8 million for the six months ended June 30, 2021 was due to $7.4 million of net proceeds from the debenture, $1.7 million of proceeds from the Payroll Protection Program loan, and $832 thousand in proceeds from common share issuances, offset by $4.1 million payments of bank debt. Cash provided by financing activities of $2.8 million for the six months ended June 30, 2020 was primarily due to $2.5 million of proceeds from the issuance of convertible debentures and $1.2 million of proceeds from the payroll protection program, offset by $826 thousand of payments of bank debt.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations. Approximately 50% - 55% of the trade and other payables at June 30, 2021 and December 31, 2020 consist of accrued billing fees. These fees will not be due and payable until the underlying accounts receivable is collected which may be in the longer term.

Debenture

On June 10, 2021, the Company entered into definitive agreements to secure a credit facility under the terms of a commitment letter dated March 8, 2021 (the “Commitment Letter”) with Centurion Financial Trust, an investment trust formed by Centurion Asset Management Inc. (“Centurion”).  Under the terms of the Commitment Letter, Assure issued a debenture to Centurion, dated June 9, 2021 (the “Debenture”), with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  The Senior Term Acquisition Line will be made available to the Company to fund future acquisitions, subject to certain conditions and approvals of Centurion.  The Credit Facility matures in June 2025.

The principal amount of the Debenture drawn and outstanding from time to time shall bear interest both before and after maturity, default and judgment from the date hereof to the date of repayment in full at the rate of the greater of 9.50% or the Royal Bank of Canada Prime Rate plus 7.05% per annum calculated and compounded monthly in arrears and payable on the first business day of each month during which any obligations are outstanding, the first of such payments being due July 2, 2021 for the period from the Advance to the date of payment, and thereafter monthly.  The difference between the commitment and the amount of the Loan outstanding from time to time shall bear a standby charge, for the period between June 2021 and the end of the availability period, in the amount of 1.50% per annum calculated and compounded monthly in arrears and payable on the first business day of each month during which any amount of the commitment remains available and undrawn, the first of such payments being due July 2, 2021.  Interest on overdue interest shall be calculated and payable at the same rate plus 3% per annum.

With respect to the Senior Revolving Loan, Assure may prepay advances outstanding thereunder from time to time, with not less than 10 business days prior written notice of the prepayment date and the amount, in the minimum amount of $250,000. Any amount of the Senior Revolving Loan prepaid may be re-advanced.  With respect to the Senior Term Loan and Senior Term Acquisition Line, Assure may prepay the advances outstanding thereunder, without penalty or bonus, in an amount not to exceed 25% of the aggregate of all Advances then outstanding under the Term Loans, on each anniversary date of the first advance made hereunder, provided in each case with not less than 30 days written notice of the Company's intention to prepay on such anniversary date and the proposed prepayment amount. Any prepayments to the Term Loans other than those permitted in the immediately preceding sentence may only be made on 30 days prior written notice of the prepayment date and the amount, and are subject to the Company paying on such prepayment date a prepayment charge equal to the lesser of (i) twelve (12) months interest and (ii) interest for the months remaining from the prepayment date to the Maturity Date, on the amount prepaid at the interest rate in effect on the applicable Term Loan as of the date of prepayment. Any amount of the Term Loan prepaid may not be re-advanced.

The Credit Facility is guaranteed by the subsidiaries under the terms of the guarantee and secured by a first ranking security interest in all of the present and future assets of Assure and the Subsidiaries under the terms of the security agreement.

Assure paid Centurion on first Advance of the Loan a commitment fee of 2.25%, being $248 thousand, made by withholding from the first advance.

A portion of the proceeds from the Debenture were utilized to repay the Central Bank line of credit and the Central Bank promissory note.

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

Changes in Internal Controls

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and June 30, 2021. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2020, our internal controls over financial reporting were ineffective. Management noted inadequate controls over the review of the accounting for complex transactions and improper segregation of duties which management believes to be a material weakness. In response to the identified material weakness, during the first quarter of 2021, management has implemented a rigorous review process regarding the accounting for complex transactions and plans to remediate the segregation of duties during 2021.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2021 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2(b) and 2(c) are not applicable.

Item 2(a) – Stock Issuances

Total number of
2021	common shares issued
April (1)	1,186,129
May	—
June (2)	907,795
Total	2,093,924

(1)	Sentry Acquisition

In connection with the acquisition of the Sentry Neuromonitoring, LLC (the “Seller”) assets, we issued to Seller or the Principals, as elected by Seller, shares of common stock of the Registrant with a value of $1,625,000, determined on the Effective Date, as quoted on the TSX Venture Exchange (1,186,129 shares of common stock).  In addition, the Registrant agreed to escrow, no event later than May 14, 2021, with an escrow agent, mutually selected by Purchaser and Seller, common stock of the Registrant with a value of $650,000 (474,452 shares of common stock).  The common stock is subject to a 12-month lock up beginning on the date actually delivered to Seller or the Principals.  The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933 (“Securities Act”), as amended, and applicable state securities laws exemptions.  The shares of common stock are “restricted securities” as defined in Rule 144 of the Securities Act.

(2)	Other common share issuances

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

Common Stock

In connection with common share purchase agreements, the Registrant issued 780,162 shares of common stock at a deemed value of $0.80 per share, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and applicable state securities laws exemptions.  The shares of common stock are “restricted securities” as defined in Rule 144 of the Securities Act and subject to hold periods under applicable Canadian securities laws.

Debenture

In connection with the terms of the debenture (See Note 4 to our Condensed Consolidated Financial Statements), the Registrant issued 1,375,000 non-transferrable common share purchase warrants, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and applicable state securities laws exemptions.  The shares of common stock are “restricted securities” as defined in Rule 144 of the Securities Act and subject to hold periods under applicable Canadian securities laws.

Convertible Debenture

In connection with the terms of the convertible debenture (See Note 5 to our Condensed Consolidated Financial Statements), the Registrant issued 52,633 shares of common stock pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and applicable state securities laws exemptions.  The shares of common stock are “restricted securities” as defined in Rule 144 of the Securities Act and subject to hold periods under applicable Canadian securities laws.

Rule 701 Compensatory Grants and Issuances

During April 2021, we granted 150,000 options to purchase shares of common stock, based on a 5-year term at a strike price of US$1.12 (C$1.40), to a newly appointed director pursuant to Rule 701 of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Credit Facility

As previously reported on Form 8-K filed on June 16, 2021, we entered into definitive agreements to secure a credit facility with Centurion Financial Trust, an investment trust formed by Centurion Asset Management Inc. (“Centurion”).   Assure issued a Debenture to Centurion, dated June 9, 2021, with a maturity date of June 9, 2025, in the principal amount of US$11,000,000 related to a credit facility comprised of a US$6,000,000 senior term loan, a US$2,000,000 senior revolving loan and a US$3,000,000 senior term acquisition line (the “Credit Facility”).  The Credit Facility is guaranteed by certain Assure subsidiaries.

Adoption of Code of Business Conduct and Ethics

On August 11, 2021, the Board of Directors adopted a Code of Business Conduct and Ethics, which replaces our prior Code of Ethics.

.

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

10.16	Stock Option Plan, as amended (approved on December 10, 2020) (incorporated by referenced to Exhibit 10.16 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
10.17	Equity Incentive Plan (approved on December 10, 2020) (incorporated by referenced to Exhibit 10.17 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
10.18	Paycheck Protection Promissory Note (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 2, 2021)
10.19	Asset Purchase Agreement dated April 30, 2021 (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 6, 2021)
10.20	Commitment Letter dated March 8, 2021 (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.21	Debenture dated June 9, 2021 (incorporated by referenced to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.22	Guarantee dated June 9, 2021 (incorporated by referenced to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.23	Security Agreement dated June 9, 2021 (incorporated by referenced to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.24	Contract Assignment dated June 9, 2021 (incorporated by referenced to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.25	Form of Warrant dated June 9, 2021 (incorporated by referenced to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
14.1+	Code of Ethics
21.1	Subsidiaries of the Company (incorporated by referenced to Exhibit 21.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: August 16, 2021		Date: August 16, 2021