Form 10-Q
period 2021-09-30
Assure Holdings Corp.
filed 2021-11-15
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40785

ASSURE HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	82-2726719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 South Ulster Street, Suite 1225 Denver, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)

(720) 287-3093

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IONM	Nasdaq Stock Market LLC (Nasdaq Capital Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

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

The number of the registrant’s shares of common stock outstanding as of November 8, 2021 was 11,839,304.

ASSURE HOLDINGS CORP.

FORM 10Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par amounts)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$918	$4,386
Accounts receivable, net	22,683	14,965
Income tax receivable	150	150
Other current assets	104	618
Due from PEs	5,734	4,856
Total current assets	29,589	24,975
Equity method investments	638	608
Fixed assets	109	356
Operating lease right of use asset	—	124
Finance lease right of use asset	877	608
Deferred tax asset, net	144	—
Intangibles, net	3,763	4,115
Goodwill	4,448	2,857
Total assets	$39,568	$33,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,069	$2,871
Current portion of debt	—	4,100
Current portion of lease liability	579	521
Current portion of acquisition liability	306	—
Other current liabilities	10	96
Total current liabilities	2,964	7,588
Lease liability, net of current portion	750	772
Debt, net of current portion	10,451	2,251
Acquisition liability	561	—
Acquisition share issuance liability	540	540
Fair value of stock option liability	40	16
Performance share issuance liability	—	2,668
Deferred tax liability, net	—	599
Total liabilities	15,306	14,434
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 180,000,000 shares authorized; 11,839,304 and 11,275,788 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	12	11
Additional paid-in capital	38,385	30,886
Accumulated deficit	(14,135)	(11,688)
Total shareholders’ equity	24,262	19,209
Total liabilities and shareholders’ equity	$39,568	$33,643

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Patient service fees, net	$6,443	$2,965	$13,087	$(6,342)
Hospital, management and other	2,103	998	6,446	3,902
Total revenue	8,546	3,963	19,533	(2,440)
Cost of revenues	4,254	2,232	9,956	5,062
Gross margin	4,292	1,731	9,577	(7,502)
Operating expenses
General and administrative	3,180	1,957	10,275	5,853
Sales and marketing	247	349	748	801
Depreciation and amortization	293	249	965	769
Total operating expenses	3,720	2,555	11,988	7,423
Income (loss) from operations	572	(824)	(2,411)	(14,925)
Other income (expenses)
Income (loss) from equity method investments	139	(232)	136	(1,449)
Other income (expense), net	(27)	(3)	(29)	50
Accretion expense	(171)	(227)	(386)	(619)
Interest expense, net	(264)	(58)	(500)	(164)
Total other expense	(323)	(520)	(779)	(2,182)
Income (loss) before income taxes	249	(1,344)	(3,190)	(17,107)
Income tax benefit (expense)	(158)	367	743	2,396
Net income (loss)	$91	$(977)	$(2,447)	$(14,711)
Income (loss) per share
Basic	$0.01	$(0.14)	$(0.21)	$(2.11)
Diluted	$0.01	$(0.14)	$(0.21)	$(2.11)
Weighted average number of shares used in per share calculation – basic	11,838,032	6,988,058	11,528,371	6,968,728
Weighted average number of shares used in per share calculation – diluted	15,724,103	6,988,058	11,528,371	6,968,728

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(2,447)	$(14,711)
Adjustments to reconcile net loss to net cash used in operating activities
(Income) loss from equity method investments	(136)	1,449
Stock-based compensation	818	456
Depreciation and amortization	599	769
Amortization of debt issuance costs	53	—
Provision for stock option fair value	24	(50)
Accretion expense	386	619
Tax impact of equity component of convertible debt issuance	—	(288)
Change in operating assets and liabilities
Accounts receivable, net	(5,723)	16,243
Prepaid expenses	177	—
Right of use assets	291	—
Accounts payable and accrued liabilities	(1,045)	(3,126)
Due from related parties	(1,121)	(1,113)
Lease liability	(399)	(172)
Income taxes	(743)	(1,715)
Other assets and liabilities	(86)	(209)
Net cash used in operating activities	(9,352)	(1,848)
Cash flows from investing activities
Purchase of fixed assets	—	(33)
Net cash paid for acquisitions	(204)	(3,934)
Distributions received from equity method investments	312	424
Net cash provided by (used in) investing activities	108	(3,543)
Cash flows from financing activities
Proceeds from exercise of stock options	19	—
Proceeds from share issuance, net	832	102
Proceeds from promissory note	—	1,978
Repayment of promissory note	—	(1,418)
Proceeds from Paycheck Protection Program loan	1,665	1,211
Proceeds from line of credit	—	2,122
Repayment of line of credit	—	(1,000)
Proceeds from debenture	7,360	—
Repayment of short term debt	(4,100)	—
Proceeds from convertible debenture	—	2,485
Net cash provided by financing activities	5,776	5,480
Increase (decrease) in cash	(3,468)	89
Cash at beginning of period	4,386	59
Cash at end of period	$918	$148
Supplemental cash flow information
Interest paid	$301	$145
Income taxes paid	$—	$62
Supplemental non-cash flow information
Purchase of equipment with finance leases	$431	$269

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	shareholders'
	Shares	Amount	Capital	(deficit)	equity
Balances, June 30, 2020	6,959,063	$7	$8,056	$(10,386)	$(2,323)
Share issuance, net	25,184	—	102	—	102
Stock-based compensation	—	—	88	—	88
Settlement of payables	10,000	—	40	—	40
Net loss	—	—	—	(977)	(977)
Balances, September 30, 2020	6,994,247	$7	$8,286	$(11,363)	$(3,070)

Balances, June 30, 2021	11,833,431	$12	$38,136	$(14,226)	$23,922
Exercise of stock options	3,000	—	19	—	19
Share issuance, net	—	—	—	—	—
Stock-based compensation	—	—	210	—	210
Convertible debt converted into shares	2,858	—	20	—	20
Other	15	—	—	—	—
Net income	—	—	—	91	91
Balances, September 30, 2021	11,839,304	$12	$38,385	$(14,135)	$24,262

			Additional	Retained	Total
	Common Stock		paid-in	earnings	shareholders'
	Shares	Amount	Capital	(deficit)	equity
Balances, December 31, 2019	6,959,063	$7	$6,710	$3,348	$10,065
Share issuance, net	25,184	—	102	—	102
Stock-based compensation	—	—	456	—	456
Expected tax loss of future stock compensation option exercises	—	—	(288)	—	(288)
Equity component of convertible debt issuance	—	—	1,220	—	1,220
Fair value of finders’ warrants	—	—	46	—	46
Settlement of payables	10,000	—	40	—	40
Net loss	—	—	—	(14,711)	(14,711)
Balances, September 30, 2020	6,994,247	$7	$8,286	$(11,363)	$(3,070)

Balances, December 31, 2020	11,275,788	$11	$30,886	$(11,688)	$19,209
Exercise of stock options	3,000	—	19	—	19
Share issuance, net	171,032	—	832	—	832
Share issuance, acquisition related	332,117	1	2,274	—	2,275
Stock-based compensation	—	—	818	—	818
Convertible debt converted into shares	13,384		60		60
Equity component of debenture issuance	—	—	1,203	—	1,203
Settlement of performance share liability	43,968	—	2,293	—	2,293
Other	15	—	—	—	—
Net loss	—	—	—	(2,447)	(2,447)
Balances, September 30, 2021	11,839,304	$12	$38,385	$(14,135)	$24,262

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.NATURE OF OPERATIONS

Assure Holdings Corp. (the “Company” or “Assure”), through its two wholly-owned subsidiaries, Assure Neuromonitoring, LLC (“Neuromonitoring”) and Assure Networks, LLC (“Networks”), provides outsourced intraoperative neurophysiological monitoring (“IONM”) and is an emerging provider of remote neurology services. The Company delivers a turnkey suite of clinical and operational services to support surgeons and medical facilities during invasive procedures including spine, neurosurgery, ear, nose, and throat, cardiovascular and orthopedic. Accredited by The Joint Commission, Assure’s mission is to provide exceptional surgical care and a positive patient experience.

IONM identifies real-time changes in spinal cord, brain, and peripheral nerve functions during high-risk surgeries to prevent injuries or accidental damage to patients that could lead to strokes, heart attacks, paralysis or other serious medical issues. IONM is well established and is regarded as the standard of care in U.S healthcare.

Assure employs highly trained IONM technologists, who provide a direct point of contact in the operating room to relay critical information to the surgical team while Company physicians deliver remote neurology services in support of the surgical team. In addition, Assure offers surgeons and medical facilities a value-added platform that manages patient scheduling, billing and collections, physician relationship management and patient advocacy services. The high quality IONM support that Assure provides results in decreased hospital and surgeon liability, abbreviated patient stays, fewer readmissions, reduced hospital costs, enhanced overall patient satisfaction and the efficient achievement of better clinical outcomes.

The Company maintains operations in twelve U.S. states. Assure believes that continued geographic expansion initiatives, facility-wide outsourcing agreements with medical facilities, the acceleration of its remote neurology services platform, and selective acquisitions will combine to generate substantial growth opportunities going forward.

The Company was originally incorporated in Colorado on November 7, 2016. In conjunction with a reverse merger with Montreux Capital Corp., a British Columbia corporation, the Company was redomesticated from British Columbia to Nevada on May 16, 2017.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Consolidation

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For entities in which management has determined the Company does not have a controlling financial interest but has varying degrees of influence regarding operating policies of that entity, the Company’s investment is accounted for using the equity method of accounting.

Accounting Policies

There have been no changes to the Company’s significant accounting policies or recent accounting pronouncements during the nine months ended September 30, 2021 as compared to the significant accounting policies disclosed in the 10-K for the year ended December 31, 2020 as filed on March 30, 2021.

Common Stock Reverse Split

During September 2021, the Company effectuated a five-for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect the stock split. See Note 5 for additional discussion.

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

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As a practical expedient, the Company elected not to separate non-lease components for the corporate office facility (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

Operating leases

The Company leases corporate office facilities under two operating sub-leases which expired June 30, 2021. The Company is negotiating lease renewal terms and is currently under a month-to-month lease arrangement.

Finance leases

The Company leases medical equipment under various financing leases with stated interest rates ranging from 6.5% — 12.2% per annum which expire at various dates through 2026.

The condensed consolidated balance sheets include the following amounts for right of use (“ROU”) assets as of September 30, 2021 and December 31, 2020 (stated in thousands):

	September 30,	December 31,
	2021	2020
Operating	$—	$124
Finance	877	608
Total	$877	$732

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Finance lease assets are reported net of accumulated amortization of $1.8 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively.

The following are the components of lease cost for operating and finance leases (stated in thousands):

	Nine Months Ended September 30,
	2021	2020
Lease cost:
Operating leases	$227	$159
Finance leases:
Amortization of ROU assets	372	398
Interest on lease liabilities	69	60
Total finance lease cost	441	458
Total lease cost	$668	$617

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases	—	0.5
Finance leases	3.1	3.3
Weighted average discount rate:
Operating leases	—	6.9
Finance leases	8.1	7.9

The Company acquired ROU assets in exchange for lease liabilities of $431 thousand upon commencement of finance leases during the nine months ended September 30, 2021.

Future minimum lease payments and related lease liabilities as of September 30, 2021 were as follows (stated in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder 2021	$—	$167	$167
2022	—	620	620
2023	—	306	306
2024	—	239	239
2025	—	148	148
Thereafter	—	23	23
Total lease payments	—	1,503	1,503
Less: imputed interest	—	(174)	(174)
Present value of lease liabilities	—	1,329	1,329
Less: current portion of lease liabilities	—	579	579
Noncurrent lease liabilities	$—	$750	$750

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. DEBT

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, which matures on February 25, 2026. The PPP Loan carries an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure is remitted by the Small Business Administration to the Bank of Oklahoma; or (ii) 10 months after the end of the 24-week period following the grant of the Loan. All or a portion of the Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the 24-week period following the loan origination date and the proceeds of the Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020. The Company intends to submit its application for forgiveness of the PPP promissory note during the fourth quarter of 2021.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assure paid Centurion on first Advance of the Loan a commitment fee of 2.25%, being $248 thousand, made by withholding from the first advance.

A portion of the proceeds from the Debenture were utilized to repay the Central Bank line of credit and the Central Bank promissory note.

Warrant Fee

In addition, Assure issued Centurion an aggregate of 275,000 non-transferrable common stock purchase warrants.  Each warrant entitles Centurion to acquire one share in the capital of Assure, at an exercise price equal to US$7.55 (representing the closing price of Assure’s shares of common stock as of the close of business on June 9, 2021 and multiplied by the Bank of Canada’s daily exchange rate on June 9, 2021) for a term of 48 months. The warrants and underlying shares of common stock are subject to applicable hold periods under U.S. securities laws.

The Company’s debt obligations are summarized as follows:

	September 30,	December 31,
	2021	2020
Central Bank line of credit	$—	$1,978
Central Bank promissory note	—	2,122
PPP promissory note	1,665	—
Total	1,665	4,100

Face value of convertible debenture	3,450	3,450
Less: principal converted to common shares	(60)	—
Less: deemed fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	610	324
Total convertible debt	2,477	2,251

Face value of Centurion debenture	8,000	—
Less: deemed fair value ascribed to warrants	(1,204)	—
Plus: accretion of implied interest	100	—
Less: net debt issuance costs	(587)	—
Total Centurion debt	6,309	—
Total debt	10,451	6,351
Less: current portion of debt	—	(4,100)
Long-term debt	$10,451	$2,251

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2021, future minimum principal payments are summarized as follows (stated in thousands):

	PPP	Convertible	Bank
	Loan	Debt	Indebtedness
Remainder 2021	$—	$—	$—
2022	—	—	—
2023	—	965	—
2024	—	2,425	—
2025	—	—	8,000
2026	1,665	—	—
Total	1,665	3,390	8,000
Less: fair value ascribed to conversion feature and warrants	—	(1,523)	(1,204)
Plus: accretion and implied interest	—	610	100
Less: net debt issuance costs	—	—	(587)
	$1,665	$2,477	$6,309

5. SHARE CAPITAL

Common stock

Common stock: 180,000,000 authorized; $0.001 par value. As of September 30, 2021 and December 31, 2020, there were 11,839,304 and 11,275,788 shares of common stock issued and outstanding, respectively.

Reverse Share Split

During September 2021, the total number of shares of common stock authorized by the Company was reduced from 900,000,000 shares of common stock, par $0.001, to 180,000,000 shares of common stock, par $0.001, and the number of shares of common stock held by each stockholder of the Company were consolidated automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse split divided by five (5): effecting a five (5) old for one (1) new reverse stock split.

No fractional shares were issued in connection with the reverse split and all fractional shares were rounded up to the next whole share.

Additionally, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse split were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by five (5) and multiplying the exercise or conversion price thereof by five (5), all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.

All shares of common stock, options, warrants and other convertible securities and the corresponding price per share amounts have been presented to reflect the reverse split in all periods presented within this Form 10-Q.

Acquisition shares

In connection with the acquisition of the Sentry Neuromonitoring, LLC (the “Seller”) assets, we issued to Seller or the Principals, as elected by Seller, shares of common stock of the Company with a value of $1,625,000, determined on the effective date, as quoted on the TSX Venture Exchange (237,226 shares of common stock).  In addition, the Company placed into escrow 94,891 shares of the

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company’s common stock with a value of $650,000.  The common stock is subject to a 12-month lock up beginning on the date of delivery. See Note 7 for additional discussion.

Share issuance

In June 2020, in connection with common stock purchase agreements, the Company issued 156,032 shares of common stock at a deemed value of $4.00 per share to certain employees, directors and third parties.

Convertible debt

During the nine months ended September 30, 2021, certain holders of the convertible debenture exercised their right to convert $60,000 of outstanding principal into shares of common stock, resulting in the issuance of 13,384 common stock.

Stock options

On December 10, 2020, our shareholders approved amendments to the Company’s stock option plan, which amended the plan previously approved on November 20, 2019 (the “Amended Stock Option Plan”). As of September 30, 2021, an aggregate of 1,183,930 shares of common stock (10% of the issued and outstanding shares of common stock) were available for issuance under the Amended Stock Option Plan. Of this amount, stock options in respect of 1,014,100 shares are outstanding as of September 30, 2021.

Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2020	748,600	$5.25	4.00
Options granted	348,000	5.33
Options exercised	(3,000)	6.40
Options canceled / expired	(79,500)	5.96
Balance at September 30, 2021	1,014,100	5.16	3.62	$2,670
Vested and exercisable at September 30, 2021	636,008	4.93	3.39	$1,894

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at September 30, 2021:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
200,000	3.90	$0.25	200,000	$0.25
12,000	1.07	$14.00	12,000	$14.00
15,000	6.30	$9.00	15,000	$9.00
85,000	2.00	$9.00	73,667	$9.00
146,800	2.30	$7.80	127,227	$7.80
81,300	3.01	$6.40	48,780	$6.40
40,000	3.91	$4.50	18,667	$4.50
93,000	4.20	$4.85	31,000	$4.85
311,000	4.34	$5.30	103,667	$5.30
30,000	4.54	$5.60	6,000	$5.60
1,014,100	3.62	$5.16	636,008	$4.93

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following assumptions were used to value the awards granted during the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2021	2020
Expected life (in years)	5.0	5.0
Risk-free interest rate	0.4%	3.0%
Dividend yield	—%	—%
Expected volatility	91%	107%

Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $210 thousand and $88 thousand, respectively, and $818 thousand and $456 thousand for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was approximately $925 thousand of total unrecognized compensation cost related to 378,092 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 2.2 years.

Warrants

As of September 30, 2021 and December 31, 2020, there were 3,940,006 and 3,665,006 warrants outstanding, respectively.

Number of Warrants outstanding
Balance at December 31, 2020	3,665,006
Debenture, warrants issued (Note 4)	275,000
Balance at September 30, 2021	3,940,006

6. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per share for the three and months ended September 30, 2021 and 2020 (stated in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$91	$(977)	$(2,447)	$(14,711)
Basic weighted average common stock outstanding	11,838,032	6,988,058	11,528,371	6,968,728
Basic income (loss) per share	$0.01	$(0.14)	$(0.21)	$(2.11)
Net income (loss)	$91	$(977)	$(2,447)	$(14,711)
Basic weighted average common shares outstanding	11,838,032	6,988,058	11,528,371	6,968,728
Dilutive effect of stock options and warrants	3,886,071	—	—	—
Dilutive weighted average common stock outstanding	15,724,103	6,988,058	11,528,371	6,968,728
Diluted income (loss) per share	$0.01	$(0.14)	$(0.21)	$(2.11)

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Potential dilutive shares of common stock include incremental shares of common stock issuable upon the exercise of stock options, less shares from assumed

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period.

Stock options, exercisable, to purchase 227,893 shares of common stock and warrants to purchase 462,068 shares of common stock were outstanding at September 30, 2021 that were not included in the computation of diluted weighted average common stock outstanding because their effect would have been anti-dilutive.

7. ACQUISITION

Effective on April 30, 2021 (the “Closing Date”), Assure Networks Texas Holdings II, LLC, a Colorado limited liability company and wholly-owned subsidiary of Assure Holdings (the “Purchaser”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sentry Neuromonitoring, LLC (the “Seller”), and certain owners (collectively “Principals”).

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

The purchase price for the assets consisted of cash and stock, payable as follows:

Cash Payment

Cash consideration of $1,125,000 in installment payments, payable (a) $153,125 at closing, (b) $153,125 within 30 days of Closing Date and (c) $818,750, together with interest at the applicable federal rate, shall be paid in cash in thirty-six equal monthly installments, with the first installment being due on or before the first business day of the first month following the sixtieth day from the Closing Date and the remaining installments being due on the first business day of each month thereafter.

Stock Payment

The Company issued 237,226 shares of common stock issued to the Seller or the Principals, as elected by Seller, with a value of $1,625,000, determined on the Closing Date, as quoted on the TSX Venture Exchange, on or about the Closing Date and 94,891 shares of common stock were placed in escrow with a value of $650,000 and are being held by the Escrow Agent pursuant to terms set forth in an escrow agreement to be mutually agreed to by Purchaser and Seller.  The common stock is subject to regulatory restrictions and requirements and a 12 month lock up from the date of delivery, in addition to any additional lock up period imposed on the common stock under applicable law and/or regulation,

Reimbursements

Reimbursement to Seller for operational capital injected by Seller or its Principals since December 31, 2020, for verifiable and reasonable expenses, consistent with past business practices up to a cap of $50 thousand.

Receivable Bonus

Purchaser agreed to pay Seller or the Principals, as elected by Seller, a bonus in an amount equal to $250,000 (“Receivable Bonus”) upon collecting $3,000,001 in accounts receivable acquired by Purchaser for accounts receivable that was generated by Seller prior to the Closing.  The Receivable Bonus, if earned, will be paid to Seller or the Principals, as elected by Seller, in three payments: (i) the first payment being in the amount of $100 thousand, payable on the thirtieth (30th) day following the date the Receivable Bonus is earned, (ii) the second payment being in the amount of $100 thousand, payable on the sixtieth (60th) day following the date the

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Receivable Bonus is earned, and (iii) the third payment in the amount of $50 thousand, payable on the ninetieth (90th) day following the date the Receivable Bonus is earned.

Founders’ Bonus

The Registrant agreed to pay a $50 thousand bonus (“Founders’ Bonus”) payment to certain owners in installments: (i) $25 thousand at Closing and (ii) $25 thousand within twelve (12) months of Closing. The Founders’ Bonus is additional consideration, which is independent, separate and apart from other consideration to be paid by Purchaser.

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

Purchase price consideration:
Cash	$1,125
Common stock, at fair value	2,275
Total consideration	$3,400

Assets acquired:
Cash	$51
Accounts receivable	2,000
Right of use assets	131
Total assets acquired	2,182

Liabilities assumed:
Accounts payable and accrued liabilities	242
Lease liability	131
Total liabilities assumed	373

Preliminary Goodwill	$1,591

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

Performance share compensation

As part of a reverse takeover transaction (“RTO”) during 2016, the Company entered into a one-time stock grant agreement with two executives which defines a bonus share threshold as follows: should the Company meet or exceed a 2017 fiscal year EBITDA threshold of Cdn$7,500, the Company would issue 1,200,000 shares of common stock of the surviving issuer at the trailing 30-day average closing price. See the Company’s annual report for the year ended December 31, 2020 filed on March 30, 2021 for additional discussion.  During the year ended December 31, 2020, the Company settled 1,000,000 performance shares resulting from the issuance of 1,000,000 shares of common stock. During the first half of 2021, the Company settled the remaining 200,000 performance shares.

9. SUBSEQUENT EVENTS

On October 1, 2021, the Company granted 197,000 stock options to certain officers and employees.

On November 15, 2021, the Company announced that it has closed a brokered private placement of approximately 900,000 shares of the Company at an issue price of $5.25 per share, for gross proceeds of $4.75 million (the “Offering”). The proceeds of the Offering are expected to be used for expanding the Company’s remote neurology services offering for intraoperative neuromonitoring (“IONM”), extending the Company’s operational footprint into new states, supporting expected growth generated by the agreement with Premier, Inc. and general working capital purposes. Kestrel Merchant Partners LLC (the “Sponsor”) acted as the exclusive sponsor and The Benchmark Company, LLC (the “Agent”) acted as sole placement agent in connection with the Offering. Additionally, certain directors, officers and employees are expected to participated in a subsequent offering to settle approximately $700 thousand of compensation at a market price to be determined in accordance with Nasdaq listing requirements following the end of the Company’s trading blackout in accordance with the Company’s insider trading policy.

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

OVERVIEW

Assure is a best-in-class provider of outsourced intraoperative neurophysiological monitoring (“IONM”) and an emerging provider of remote neurology services. The Company delivers a turnkey suite of clinical and operational services to support surgeons and medical facilities during invasive procedures including spine, neurosurgery, ear, nose, and throat, cardiovascular and orthopedic. Accredited by The Joint Commission, Assure’s mission is to provide exceptional surgical care and a positive patient experience.

IONM identifies real-time changes in spinal cord, brain, and peripheral nerve functions during high-risk surgeries to prevent injuries or accidental damage to patients that could lead to strokes, heart attacks, paralysis or other serious medical issues. IONM is well established and regarded as the standard of care in U.S healthcare.

Assure employs highly trained IONM technologists, which provide a direct point of contact in the operating room to relay critical information to the surgical team while Company physicians deliver remote neurology services in support of the surgical team. In addition, Assure offers surgeons and medical facilities a value-added platform including: patient scheduling, billing and collections, physician relationship management and patient advocacy services. High quality Assure IONM support results in decreased hospital and surgeon liability, abbreviated patient stays, fewer readmissions, reduced hospital costs, enhanced overall patient satisfaction and the efficient achievement of better clinical outcomes.

Assure’s integrated IONM offering, encompassing both the technologist in the operating room as well as off-site remote neurology services, help the Company create an even higher standard of service for surgeons and patients alike. In addition, it broadens Assure’s platform and greatly expands the Company’s margin potential by significantly reducing cost of delivery. This allows Assure to improve profitability on every case performed. Expanded scale associated with physician-driven remote neurology services’ one-to-many model, in contrast to the Company’s legacy on-site technologist-driven one-to-one model, is the most important catalyst for margin improvement. The top-line also benefits from Assure’s integrated offering, given that most remote neurology cases Assure performs itself establish a new revenue stream. Assure technologists have created substantial managed case volume for the business that the Company’s physicians performing remote neurology services are simply consuming. Currently, driving growth in remote neurology services is a matter of scheduling and delivering Assure’s existing managed case volume. Further, providing remote neurology services for IONM offers Assure new opportunities in adjacent markets such as electroencephalographic (EEG), epilepsy, sleep studies and stroke care, where similar services and expertise are utilized.

The Company maintains operations in twelve U.S. states. Assure believes that continued geographic expansion initiatives, facility-wide outsourcing agreements with medical facilities, the acceleration of its remote neurology services platform, and selective acquisitions will combine to generate substantial growth opportunities going forward.

The Company has financed its cash requirements primarily from revenues generated from its services, by utilizing a bank promissory note and line of credit, from the issuances of convertible debentures, other debentures, from government loan programs, and from the sale of common stock. The Company’s ability to maintain the carrying value of its assets is dependent on successfully marketing its services and maintaining future profitable operations, the outcome of which cannot be predicted at this time. The Company has also stated its intention to grow its operations by developing additional PE relationships and directly contracting with hospitals and surgery centers for services. In the future, it may be necessary for the Company to raise additional funds for the continuing development of its business plan. For further information about Assure, please visit www.assureneuromonitoring.com, www.sedar.com and www.sec.gov.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table provides selected financial information from the condensed consolidated financial statements of income for the three months ended September 30, 2021 and 2020. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Three Months Ended September 30,		Change	Change
	2021	2020	$	%
Revenue
Patient service fees, net	$6,443	$2,965	$3,478	117.3%
Hospital, management and other	2,103	998	1,105	110.7%
Total revenue	8,546	3,963	4,583	115.6%
Cost of revenues	4,254	2,232	2,022	90.6%
Gross margin	4,292	1,731	2,561	147.9%
Operating expenses
General and administrative	3,180	1,957	1,223	62.5%
Sales and marketing	247	349	(102)	(29.2)%
Depreciation and amortization	293	249	44	17.7%
Total operating expenses	3,720	2,555	1,165	45.6%
Income (loss) from operations	572	(824)	1,396	(169.4)%
Other income (expenses)
Income (loss) from equity method investments	139	(232)	371	(159.9)%
Other income (expense), net	(27)	(3)	(24)	800.0%
Accretion expense	(171)	(227)	56	(24.7)%
Interest expense, net	(264)	(58)	(206)	355.2%
Total other expense	(323)	(520)	197	(37.9)%
Income (loss) before income taxes	249	(1,344)	1,593	(118.5)%
Income tax benefit (expense)	(158)	367	(525)	(143.1)%
Net income (loss)	$91	$(977)	$1,068	(109.3)%
Income (loss) per share
Basic	$0.01	$(0.14)	$0.15	(105.5)%
Diluted	$0.01	$(0.14)	$0.16	(112.7)%
Weighted average number shares – basic	11,838,032	6,988,058	4,849,974	69.4%
Weighted average number shares – diluted	11,838,032	6,988,058	4,849,974	69.4%

Revenue

Total revenues for the three months ended September 30, 2021 and 2020 were $8.5 million and $4.0 million, respectively, net of implicit price concessions. For the three months ended September 30, 2021 and 2020, we recorded an allowance for implicit price concessions of nil and $4.6 million, respectively.

Patient service fee revenue is recognized in the period in which IONM services are rendered, at net realizable amounts due from third party payors when collections are reasonably assured and can be estimated. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party insurers. We record out-of-network technical and professional revenue (included in-Patient service fees, net) per case based upon our historical collection rates from private insurance carriers. Our revenue estimation process for out-of-network revenue is based on the collection experience from insurance cases that are up to two years old and management the collection experience of these receivables is more indicative of future per case collection rates. The Company recognizes revenue from hospital and surgery center customers and certain PEs, for which the Company does not have an ownership interest in, on a contractual basis. Revenue from services rendered is recorded after services are rendered.

For the three months ended September 30, 2021, Assure managed 4,996 cases where it retained 100% of the professional revenue (from our wholly-owned subsidiaries) compared to 2,685 cases where it retained 100% of the professional revenue (from our wholly- owned subsidiaries) in the same period in the prior year, an 86% increase in case volume. The increase is primarily related to organic sales growth in new markets such as Nebraska and Nevada, the acquisition of Sentry on April 30, 2021, and the launch of tele neurologist services.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2021 were $4.3 million compared to $2.2 million for the same period in 2020. Cost of revenues consist primarily of third-party billing fees, the cost of our internal billing and collection department, technologist and reader wages, third-party reader and collection fees and medical supplies. Technologist wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have ramped up this department and as the number of cases they are responsible for invoicing increases. During the three months ended September 30, 2021, the number of neuromonitoring cases increased 86% compared to the three months ended September 30, 2020, which increased cost of revenues year over year.

General and administrative

General and administrative expenses were $3.2 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively. The increase period-to-period was primarily related to an increase in information technology consulting costs as we continue to focus on automation and infrastructure to scale our business and an increase in stock based compensation expense.

Sales and marketing

Sales and marketing expenses was $247 thousand and $349 thousand for the three months ended September 30, 2021 and 2020. The decrease period-to-period was related to cost savings measures.

Depreciation and amortization

Depreciation and amortization expense was $293 thousand and $249 thousand for the three months ended September 30, 2021 and 2020, respectively.  The increase is primarily related to the increase in ROU lease assets compared to the prior year.

Income (loss) from equity method investments

Assure recognizes its pro-rata share of the net income (loss) generated by the non-wholly-owned PEs. During the three months ended September 30, 2021, the Company recognized $139 thousand of income from equity method investments compared to $232 thousand in losses for the three months ended September 30, 2020. The variance is primarily associated with recording of the previously mentioned implicit price concessions which were significantly larger in 2020 than 2021.

Accretion expense

The Company recorded accretion expense of $171 thousand and $227 thousand for the three months ended September 30, 2021 and 2020, respectively.  The Company accretes the difference between the fair value of the warrants and conversion feature related to the Central Bank and Centurion debt, as applicable, and the face value of such debt over the term of the debt.

Interest expense, net

Interest expense, net was $264 thousand for the three months ended September 30, 2021 compared to $58 thousand for the three months ended September 30, 2020. The increase year-over-year is primarily due to higher outstanding debt balances and the amortization of debt issuance costs. The Company capitalizes debt issuance costs and then amortizes such costs over the term of the debt.

Income tax benefit (expense)

For the three months ended September 30, 2021 income tax expense was $158 thousand compared to an income tax benefit of $367 thousand for the three months ended September 30, 2020. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table provides selected financial information from the condensed consolidated financial statements of income for the nine months ended September 30, 2021 and 2020. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
Revenue
Patient service fees, net	$13,087	$(6,342)	$19,429	(306.4)%
Hospital, management and other	6,446	3,902	2,544	65.2%
Total revenue	19,533	(2,440)	21,973	(900.5)%
Cost of revenues	9,956	5,062	4,894	96.7%
Gross margin	9,577	(7,502)	17,079	(227.7)%
Operating expenses
General and administrative	10,275	5,853	4,422	75.6%
Sales and marketing	748	801	(53)	(6.6)%
Depreciation and amortization	965	769	196	25.5%
Total operating expenses	11,988	7,423	4,565	61.5%
Loss from operations	(2,411)	(14,925)	12,514	(83.8)%
Other income (expenses)
Income (loss) from equity method investments	136	(1,449)	1,585	(109.4)%
Other income (expense), net	(29)	50	(79)	(158.0)%
Accretion expense	(386)	(619)	233	(37.6)%
Interest expense, net	(500)	(164)	(336)	204.9%
Total other expense	(779)	(2,182)	1,403	(64.3)%
Loss before income taxes	(3,190)	(17,107)	13,917	(81.4)%
Income tax benefit	743	2,396	(1,653)	(69.0)%
Net loss	$(2,447)	$(14,711)	$12,264	(83.4)%
Loss per share
Basic	$(0.21)	$(2.11)	$1.90	(89.9)%
Diluted	$(0.21)	$(2.11)	$1.91	(90.4)%
Weighted average number shares – basic	11,528,371	6,968,728	4,559,643	65.4%
Weighted average number shares – diluted	11,528,371	6,968,728	4,559,643	65.4%

Revenue

Total revenues for the nine months ended September 30, 2021 and 2020 were $19.5 million and $(2.4 million,) respectively, net of implicit price concessions. For the nine months ended September 30, 2021 and 2020, we recorded an allowance for implicit price concessions of $1.2 million and $24.0 million, respectively.

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

For the nine months ended September 30, 2021, Assure managed 10,979 where it retained 100% of the professional revenue (from our wholly-owned subsidiaries) compared to 6,763 cases where it retained 100% of the professional revenue (from our wholly- owned subsidiaries) in the same period in the prior year, a 62% increase in case volume. The increase is primarily related to organic sales growth in new markets such as Nebraska and Nevada, the acquisition of Sentry on April 30, 2021, and the launch of tele neurologist services.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2021 were $10.0 million compared to $5.1 million for the same period in 2020. Cost of revenues consist primarily of third-party billing fees, the cost of our internal billing and collection department, technologist and reader wages, third-party reader and collection fees and medical supplies. Technologist wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have ramped up this department and as the number of cases they are responsible for invoicing increases. During the nine months ended September 30, 2021, the number of neuromonitoring cases increased 62% compared to the nine months ended September 30, 2020 which increased costs of revenues year over year.

General and administrative

General and administrative expenses were $10.3 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase period-to-period was primarily related to higher legal fees in relation to our Nasdaq listing, acquisition of Sentry and debt financing with Centurion, and increased head count as we continued to build an inhouse billing and collections function. During the nine months ended September 30, 2021, we incurred legal and audit expenses related to the filing of our registration statement on Form S-1 and our initial Form 10-K with the Securities and Exchange Commission which are nonrecurring expenses.

Sales and marketing

Sales and marketing expenses were relatively consistent at $748 thousand and $801 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation and amortization

Depreciation and amortization expense was $965 thousand and $769 thousand for the nine months ended September 30, 2021 and 2020, respectively.  The increase is primarily related to the increase in ROU lease assets compared to the prior year.

Income (loss) from equity method investments

Assure recognizes its pro-rata share of the net loss generated by the non-wholly-owned PEs. During the nine months ended September 30, 2021, the Company recognized $136 thousand of income from equity method investments compared to $1.5 million of losses for the nine months ended September 30, 2020.  The variance is primarily associated with recording of the previously mentioned implicit price concessions which were significantly larger in 2020 than 2021.

Accretion expense

The Company recorded accretion expense of $386 thousand and $619 thousand for the nine months ended September 30, 2021 and 2020, respectively.  The Company accretes the difference between the fair value of the warrants and conversion feature related to the Central Bank and Centurion debt, as applicable, and the face value of such debt over the term of the debt.

Interest expense, net

Interest expense, net was $500 thousand for the nine months ended September 30, 2021 compared to $164 thousand for the nine months ended September 30, 2020. The increase year-over-year is primarily due to higher outstanding debt balances.

Income tax benefit

For the nine months ended September 30, 2021 income tax benefit was $743 thousand compared to $2.4 million for the nine months ended September 30, 2020. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our cash position as of September 30, 2021 was $918 thousand compared to the December 31, 2020 cash balance of $4.4 million. Working capital was $26.6 million as of September 30, 2021 compared to $17.4 million at December 31, 2020. We rely on payments from multiple private insurers and hospital systems that have payment policies and payment cycles that vary widely. Because we are primarily an out-of-network biller to private insurance companies, the collection times for our claims can last in excess of 24 months. Accounts receivables outstanding greater than 24 months are fully reserved.

For the nine months ended September 30, 2021, we collected approximately $10.1 million of cash from operations compared to collecting approximately $10.0 million in the same prior year period. As at September 30, 2021, accounts receivable, which are recorded net of implicit price concessions, was $22.7 million compared to $15.0 million at December 31, 2020. We received $312 thousand in cash distributions from the PE entities for the nine months ended September 30, 2021 compared to $424 thousand received for the same prior year period.

We financed our operations primarily from revenues generated from services rendered and through equity and debt financings. We expect to meet our obligations for the next 12 months, through cash earned through operating activities, debt financings, and equity offerings.  During November 2021, we completed an equity financing. See Subsequent Event below for additional discussion.

Cash used in operating activities for the nine months ended September 30, 2021 was $9.4 million compared to $1.8 million for the same period in the preceding year. Cash was used to fund operations and to fund our growth strategy.

Cash provided by investing activities of $108 thousand for the nine months ended September 30, 2021 was related the PE advances, offset by payments related to the Sentry acquisition.  Cash used in investing activities of $3.5 million for the nine months ended September 30, 2020 was primarily related to payments against the Neuro-Pro acquisition partially offset by the distributions received from the PEs.

Cash provided by financing activities of $5.8 million for the nine months ended September 30, 2021 was due to $7.4 million of net proceeds from the debenture, $1.7 million of proceeds from the Payroll Protection Program loan, and $832 thousand in proceeds from common stock issuances, offset by $4.1 million payments of bank debt. Cash provided by financing activities of $5.5 million for the nine months ended September 30, 2020 was primarily due to $2.5 million of proceeds from the issuance of convertible debentures, $1.2 million of proceeds from the payroll protection program, net proceeds of $560 thousand from the bank promissory note, and net proceeds of $1.1 million from the bank line of credit.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations. Approximately 50% - 55% of the trade and other payables at September 30, 2021 and December 31, 2020 consist of accrued billing fees. These fees will not be due and payable until the underlying accounts receivable is collected which may be in the longer term.

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

Subsequent Event

On November 15, 2021, the Company announced that it has closed a brokered private placement of approximately 900,000 shares of the Company at an issue price of $5.25 per share, for gross proceeds of $4.75 million (the “Offering”). The proceeds of the Offering are expected to be used for expanding the Company’s remote neurology services offering for intraoperative neuromonitoring (“IONM”), extending the Company’s operational footprint into new states, supporting expected growth generated by the agreement with Premier, Inc. and general working capital purposes. Kestrel Merchant Partners LLC (the “Sponsor”) acted as the exclusive sponsor and The Benchmark Company, LLC (the “Agent”) acted as sole placement agent in connection with the Offering. Additionally, certain directors, officers and employees are expected to participate in a subsequent offering to settle approximately $700 thousand of compensation at a market price to be determined in accordance with Nasdaq listing requirements following the end of the Company’s trading blackout in accordance with the Company’s insider trading policy.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to revenue, accounts receivable, stock based compensation, acquired intangible assets, goodwill, and income taxes, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation” and Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Changes in our internal control over financial reporting during the quarter ended September 30, 2021 are discussed below under “Remediation”.

Material Weaknesses

Previously, management noted that we had material weaknesses in our internal control over financial reporting related to inadequate controls over the review of the accounting for complex transactions and improper segregation of duties which management believes to be a material weakness.

Remediation

In response to the identified material weakness, during the first quarter of 2021, management has implemented a rigorous review process regarding the accounting for complex transactions. During the third quarter of 2021, the Company remediated the segregation of duties control weakness by restructuring certain employee functions.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2021 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2(b) and 2(c) are not applicable.

Item 2(a) – Stock Issuances

Total number of shares
2021	common stock issued
July (1)	2,858
August	—
September	—
Total	2,858

(1)	Convertible debenture

In connection with the terms of the convertible debenture (See Note 5 to our Condensed Consolidated Financial Statements), the Registrant issued 2,858 shares of common stock upon the conversion of $20 thousand principal amount of convertible debenture pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and applicable state securities laws exemptions.  The shares of common stock are “restricted securities” as defined in Rule 144 of the Securities Act and subject to hold periods under applicable Canadian securities laws.

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

Adoption of Code of Business Conduct and Ethics

On August 11, 2021, the Board of Directors adopted a Code of Business Conduct and Ethics, which replaces our prior Code of Ethics.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Montreux Capital Corp. dated May 15, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
3.2	Articles of Domestication (from British Columbia to State of Nevada) dated May 15, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
3.3

Certificate of Amendment to Articles of Incorporation (Name Change) of Montreux Capital Corp. dated May 17, 2017 (incorporate by reference to Exhibit 3.3 to the Company’s Form S-1 filed with the SEC on February 11, 2021)

3.4	Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
3.5	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 3, 2021)
3.6	Amendment No.1 to the Bylaws (incorporated by referenced to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on September 3, 2021)
3.7	Amendment No. 2 to the Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 9, 2021)
3.8+	Amended and Restated Bylaws of Assure Holdings Corp.
3.9+	Amended Articles of Incorporation of Assure Holdings Corp.
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: November 15, 2021		Date: November 15, 2021