Form 10-K
period 2021-12-31
Assure Holdings Corp.
filed 2022-03-14
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-40785

ASSURE HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	82-2726719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7887 E. Belleview Ave., Suite 500 Englewood, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)

(720) 287-3093

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IONM	NASDAQ Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ◻ Accelerated Filer   Non-Accelerated Filer ☒  Smaller Reporting Company ☒  Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No⌧

As of June 30, 2021, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was approximately $16,000,000 based upon the closing sale price of the common shares as quoted on the OTCQB Venture Market.

The number of the registrant’s common shares outstanding as of March 4, 2022 was 12,919,666.

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Assure,” the “Company,” “we,” “our,” or “us” mean Assure Holdings Corp., and consolidated subsidiaries, or any one or more of them, as the context requires.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations and business prospects, are forward-looking statements  and may be identified by the use of words including, but not limited to the following; “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue,” or the negative thereof or other variations thereon or comparable terminology.

These forward-looking statements are based on our management’s current plans and expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated or occur in the manner we expected. Actual results may differ materially from these expectations due to changes in expected future political, legal, economic, business, competition, market and regulatory conditions and other factors and assumptions of management in making such statements, many of which are beyond our control. In addition, our actual results could differ materially from the forward-looking statements in this Annual Report due to risks and challenges related to the COVID-19 pandemic and the resulting government mandates.

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

Key Performance Metrics

This Annual Report contains key performance metrics, managed cases and remote neurology managed cases, that management of the Company utilizes to determine operational performance from period to period. A managed case is all technical cases Assure performs and any cases where the professional bill is from a 100% owned Assure entity and excludes cases when a global bill is presented and we calculate it based on bills presented during the relevant measurement period. We define remote neurology managed cases as a subset of managed cases where Assure’s remote neurology platform is utilized and billed. Management believes that managed cases and remote neurology managed cases are important measures of the Company’s operational performance because it is a consistent measurement to evaluate patient revenue streams.

PART I

ITEM 1. BUSINESS

Business Overview

Assure is a best-in-class provider of outsourced Intraoperative Neurophysiological Monitoring (“IONM”) and an emerging provider of remote neurology services. The Company delivers a turnkey suite of clinical and operational services to support surgeons and medical facilities during invasive procedures. IONM has been well established as a standard of care and risk mitigation tool for various surgical verticals such as neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat (“ENT”), and other surgical procures that place the nervous system at risk. Accredited by The Joint Commission, Assure’s mission is to provide exceptional surgical care and help make invasive surgeries safer. Our strategy focuses on utilizing best of class personnel and partners to deliver outcomes that are beneficial to all stakeholders including patients, surgeons, hospitals, insurers, and shareholders.

During each procedure, Assure provides two types of services, the Technical Component and Professional Component of IONM. Our in-house Interoperative Neurophysiologists (“INP”) provide Technical Component IONM services from the operating room throughout the procedure, while the telehealth-oriented supervising practitioners provide a level of redundancy and risk mitigation in support of the onsite INPs and surgical team. In addition, Assure offers a comprehensive suite of IONM services, including scheduling the INP and supervising practitioner, real time monitoring, patient advocacy and subsequent billing and collecting for services provided.

Historically, the foundation of Assure’s business has been providing the Technical Component of IONM via our INP staff. We employ highly trained INPs, which provide a direct point of contact in the operating room during the surgeries to relay critical information to the surgical team. In our one-to-one model, Assure pairs a surgeon with a team of INPs to promote a level of familiarity, comfort and efficiency between the surgeon and the INP. Each INP has the ability to handle approximately 200 cases annually. Our INPs monitor the surgical procedure using state of the art, commercially available, diagnostic medical equipment. Assure INP’s are certified by a third-party accreditation agency. The success of our service depends upon the timely and successful interpretation of the data signals by our INPs and thereafter to quickly determine if there is a deficiency and the surgical intervention required to positively impact the patient and surgery. Employing this model, Assure has rapidly expanded its operational footprint from a home base in Colorado and increased its number of managed cases from approximately 1,600 in 2017 to approximately 17,400 in 2021.

Beginning in the second quarter of 2021, Assure began executing on its long-term vertical integration plan by expanding into remote neurology services. As a result, Assure began delivering remote neurology services in support of the surgical team and INPs rather than exclusively relying on third- party supervising practitioners as it had previously. Assure is transitioning the Professional Component of its IONM service offering. We currently have supervising practitioners employed and working with surgical teams and our INPs from remote locations. They are utilizing equipment and training to monitor electroencephalographic (“EEG”) and electromyography (“EMG”) and a number of complex modalities during surgical procedures to pre-emptively notify the underlying surgeon of any nerve related issues that are identified.

Remote neurology services is a one-to-many model, and as a result, has a different financial profile than the Technical Component. Supervising practitioners provide remote neurology services from an off-site location and maintain the ability to manage multiple cases simultaneously. As a result, each supervising practitioner has the ability to handle 2,500 or more cases annually. In 2021, Assure performed approximately 17,400 total managed cases including managing approximately 2,100 remote neurology cases. The number of remote neurology managed cases is expected to expand significantly as our supervising practitioners’ ramp-up and more are added to the team.

Bringing the Professional Component of IONM in-house generates a number of positives for Assure. First, we will be able to oversee quality of service for providing remote neurology services. This commitment to quality supports our efforts to sign new in-network agreements with insurance payors and facility-wide agreements with hospitals. Second, by bringing the remote neurology function in-house, we are able to significantly reduce cost of delivery, allowing the Company to improve our profitability on every case we perform. Our objective is to significantly cut the cost of delivery for remote neurology services going forward. Additional scale will serve as a catalyst for margin expansion in the future. Third, for most of the cases we perform, remote neurology services represent the creation of a new revenue stream. Fourth, providing remote neurology services for IONM creates opportunities in adjacent markets where similar remote neurology services are utilized. The shift to providing remote neurology ourselves was straightforward. We had already built the platform and maintained the patient volume. Insourcing this process is simply a matter of replacing contractors with Assure supervising practitioners to service this volume. The result will be higher margins, a new revenue stream and turning cash over more quickly.

Collectively, support from Assure’s high quality Technical and Professional IONM services results in decreased hospital and surgeon liability, abbreviated patient stays, fewer readmissions, reduced hospital costs, enhanced overall patient satisfaction and the efficient achievement of better clinical outcomes.

Over the past two years Assure has built a platform to support our future growth and development. The attributes of our platform detailed in the graphic above include: maintaining exceptional clinical operations, automating our revenue cycle management function and collecting cash faster, boosting managed care through the signing of in-network agreements with insurance payors, minimizing operational bottlenecks, particularly around onboarding and credentialing, instituting an ongoing training and development program for clinical staff to ensure we maintain industry-leading skills and performance, and successful execution on an M&A strategy in a highly fragmented market that has led to three accretive transactions over the past two years. This platform was built with the intent of having these key functional areas support IONM in our key surgical verticals including: spine, neurosurgery, vascular, ENT and orthopedic. As we transition to becoming a provider of remote neurology services, we believe our expertise in IONM will assist us in entering adjacent markets in which Assure supervising practitioners can also provide patient services. We expect to begin providing services in new verticals including EEG, epilepsy, sleep study and stroke by leveraging key competencies we have built over the past two years.

In 2021, Assure provided IONM services for approximately 258 surgeons in 150 hospitals and surgery centers (which we refer to as “Procedure Facilities”) located in: Colorado, Texas, Louisiana, Pennsylvania, Michigan, South Carolina, Arizona, Kansas, Missouri, Nebraska, Nevada and Utah. Our continued organic geographic expansion initiatives, including facility-wide outsourcing agreements with medical facilities and hospital networks, potential for selective acquisitions, and the extension of our platform into remote neurology services, is expected to generate substantial growth opportunities going forward.

Clinical leadership, surgeon support and patient care are Assure’s cornerstones. We make substantial ongoing investments in our training and development of clinical staff and have created a fellowship program to rigorously train new INPs to cost-effectively join the Assure team. In addition, we have partnered with the internationally renowned Texas Back Institute on clinical research relating to IONM safety and efficacy. Isador Lieberman, M.D., the president and director of the scoliosis and spine tumor program at the Texas Back Institute, is a member of Assure’s Medical Advisory Committee.

2021 in review

Assure’s key operational and financial metrics improved substantially in 2021 compared with 2020 despite the lingering impact of COVID-19. This includes a record number of managed cases performed of approximately 17,400 and record revenue of $29.2 million. In addition, net loss of $2.8 million and EBITDA of $(834 thousand) represented significant year-over-year improvements. Our EBITDA improvement stands out as it occurred during a year in which we were focused on M&A integration, building out our infrastructure and platform, and substantial professional fees associated with our listing on NASDAQ Capital Markets, M&A transactions and the negotiation of a new credit facility. Going forward, we will continue to focus on minimizing cash burn and generating positive EBITDA while driving rapid growth.

Our Strategy

Our strategy is to build a telehealth remote neurology services company with exceptional capabilities in IONM and numerous adjacent markets.

We have a history of providing industry-leading IONM services with an emphasis on clinical excellence and patient well-being, and we are in the midst of a significant transformation to position ourselves for growth. With our focus on execution and providing a high level of patient care, we are transforming from being a provider of the Technical Component of IONM utilizing a one-to-one model of INPs in the operating room to a business that also provides the Professional Component of IONM via off-site remote neurology services in a far more scalable one-to-many model. The next step in our development will be expanding into adjacent remote neurology markets while utilizing the same platform and employees. This will extend our reach and redefine our position in the industry. We are thoughtfully deploying capital and focusing our investment in high potential growth initiatives including: organically expanding into new states, growing our remote neurology platform, signing new IONM outsourcing agreements with hospitals and medical facilities, as well as opportunistic M&A. In addition, we are investing to make our revenue cycle management function more automated, improving the velocity of our cash collections. The data and analytics-driven Company we are building will play a bigger role in the success of our key stakeholder groups: surgeons, hospitals, insurance companies and patients, and in turn deliver attractive returns to our stockholders.

Our Priorities

Assure made significant progress against our corporate objectives in 2021:

As we look ahead to 2022, we are pursuing the following objectives:

Continuing to expand, scale and grow our managed case volume. We expect to perform more than 25,000 managed cases in 2022, all from organic sources, representing an anticipated increase of more than 40% from 2021. An anticipated driver for growth in 2022 is a 3-year agreement the Company was awarded in November 2021 to become the sole contracted provider of IONM services for Premier, Inc., the second largest group purchasing organization in the U.S. The Premier network unites an alliance of more than 4,400 hospitals and approximately 225,000 other providers.

Opportunistic Acquisitions. We expect to continue to be a consolidator in the highly fragmented IONM industry. The three acquisition transactions completed by Assure over the past two years have been highly accretive.

Expand our remote neurology capabilities. We will focus on providing higher quality service at a lower cost. We believe this will support margin expansion as we scale, benefit revenue growth and assist us in penetrating adjacent markets.

Set a greater proportion of our commercial insurance volume in contractual rates by signing in-network agreements with insurance payors. This helps Assure reduce risk, minimize complexity, accelerate the timing of payments and protect our liquidity. Overall, across all markets, we have approximately 30% of our total commercial volume in contractual rates with payors, either directly or indirectly. By the end of 2022, our goals is to drive over 50% of our commercial insurance volume in-network. Very few of our intraoperative neuromonitoring peers have the scale in terms of managed case volume nor the organizational expertise to strike similar deals. We will also be aggressive in utilizing the dispute resolution process authorized by federal legislation in the No Surprises Act. This law went into effect in January 2022. For the first time, it provides companies like Assure with the ability to arbitrate claims in every U.S. state and to batch similar claims where we have performed service but were not paid.

Accelerate digital transformation and automation to add predictability and transparency to cash flows. Cash collection has been a focus over the last two years as we brought our revenue cycle management function inside the organization. We have improved significantly, but there is substantial room for further automation, as well as incorporating artificial intelligence and analytics to improve collections and cash flow.

Extend clinical leadership. We have invested heavily in research and continuing education. This includes setting up our own fellowship program to cost effectively train new INPs. Being seen as an industry leader helps Assure win new business and bring more surgeons onto our platform.

Our Responsibilities

Assure offers a turnkey full suite of IONM services including scheduling of the INP and supervising practitioner, real time monitoring and subsequent billing for services provided.

Prior to a patient’s procedure, Assure will coordinate with the surgeon’s office to obtain the necessary information and documentation to provide IONM services, such as the patients’ insurance information, patients’ demographic information and office/clinic notes. We provide educational materials to the surgeons office for inclusion in each surgical patient’s pre-operative packets to educate and provide comfort to the patient about IONM services. Prior to the surgery, an Assure patient advocate connects with the patient to explain our role during the surgery, the benefits of IONM and billing issues that may affect the patient. Assure’s INP will arrive at the hospital with an IONM unit and disposable supplies and electrodes. The INP meets with the patient to explain their role during the surgery, discuss the patients’ pertinent past medical history, explain the risks and benefits associated with IONM and have the patient sign consenting forms for IONM to be utilized on their procedure.

All IONM procedures include both technical services (performed by INPs) and professional services (performed by supervising practitioners). During the surgery, the INP will continuously monitor the functional integrity of the peripheral or central nervous system by recording, troubleshooting, documenting and communicating activity arising from the brain, spinal cord, peripheral nerves, somatosensory or motor nerve systems using the IONM unit provided by Assure and communicating results in real-time to the surgeon. The INP and surgeon are supported by an off-site supervising practitioner providing remote neurology oversight services. The supervising practitioner also monitors the functional integrity of the peripheral or central nervous system throughout the procedure communicating in real-time with the surgeon and INP throughout the process. In some cases (and increasingly), remote neurology services are performed directly by Assure’s supervising practitioners. In other instances, these services are provided by and through subsidiaries, which owns interest in entities that either directly perform the Professional Component through third party contracted neurologists or oversight reading physicians.

Assure Interoperative Neurophysiologists

Assure currently employs specialized IONM INPs that are board certified CNIM or board eligible CNIM by ABRET. ABRET seeks to encourage, establish and maintain standards of clinical EEG, Evoked Potential Technology, and Neurophysiologic Intraoperative and long-term monitoring, by offering credentialing exams to evaluate the skills and knowledge of technologists, and by supporting lab accreditation.

Assure has developed an Intraoperative Neurophysiologist Fellowship program. This Fellowship program trains new INPs from start to board certification, allowing for consistently high caliber well trained professional INPs for placement into emerging and growing markets. Training and developing our own talent pool allow for more flexible scalability.

Assure Supervising Practitioners

Assure currently employ supervising practitioners performing remote neurology services. These physicians are highly trained and are specialized in providing off-site tele neurology services. Multiple Assure supervising practitioners have already received the training necessary to provide remote neurology services in targeted expansion markets including EEG.

Commercial Insurance

Following the procedure, assuming the patient has health care insurance under a commercial health care policy, we will invoice the insurance company directly for IONM services. The invoice provided to the insurance company will detail each modality monitored by the INP for the neural protection of the patient during the procedure. After we have submitted the claim to the private insurance company, our patient advocate will contact the patient to further explain the details on the explanation of benefits insurance form and to ensure the patient was satisfied with the level of service provided by us.

Facility Billing

In the event a patient is uninsured or has insurance coverage under a government health care policy (Medicare, Medicaid, Tricare or Veterans Administration) the facility where the procedure took place will be billed for the IONM services for the patient, as agreed to in each facility service contract.

Hospital Agreements

Assure Neuromonitoring must enter into a contracted services agreement with each procedure facility it provides IONM services prior to initiating IONM services. The purpose of these agreements is to ensure that Assure provides its services in accordance with all regulatory and accreditation standards, including those requirements imposed by The Joint Commission, the Centers for Medicare and Medicaid Services and all applicable federal, state and local laws.

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

Payment for services, revenue mix and seasonality

Over half of Assure’s patients commonly have commercial health insurance coverage (“Commercial Payor”) and we are compensated via their health insurance plan. Assure’s commercial insurance patients represent the significant majority of our revenue and profit margin. We produce separate bills for the Technical Component and the Professional Component of the IONM services we perform. The remainder of our patients, who do not have commercial insurance coverage, compensate us via hospital agreements. Regardless of type of payment and whether the patient has commercial insurance coverage, Assure provides the same high level of service and quality of care.

The majority of our commercial payors are billed out-of-network and we negotiate payment for each claim. The remainder of commercial payors utilize a contracted rate. The majority of contracted rates are via indirect agreements with third-party organizations or related entities of the commercial payor with a smaller portion in direct agreements with contracted rates.

We bill, collect and keep 100% of the revenue associated with the Technical Component of the services we provide. For the Professional Component, when the supervising practitioner is an Assure employee or where we own 100% of the entity managing the procedure the Company bills, collects and keeps 100% of the revenue. In instances in which the Professional Component are provided via Managed Service Agreements (“MSAs”) with surgeons or through agreements with Professional Entities (“PEs”), we engage in a revenue share based on our percentage ownership of the PE.

In addition, the surgical segment of the health care industry tends to be impacted by seasonality due to the nature of most benefit plans resetting on a calendar year basis. As patients utilize and reduce their remaining deductible throughout the year, we typically see an increase in volume throughout the year with the biggest impact coming in the fourth quarter. Historically, our annual revenues are overweighted in the fourth quarter.

Seasonality impacts our revenue mix for similar reasons. As patients with commercial insurance utilize and reduce their remaining deductible throughout the year, we typically see an increase in volume with the biggest impact coming in the fourth quarter. Historically, our revenue mix is relatively overweighted to patients with commercial insurance in the second half of the year and to patients with government insurance in the first half of the year.

Impact of the Covid-19 Pandemic

Our business and results of operations have been, and continues to be, adversely affected by the global COVID-19 pandemic and related events and we expect its impact to continue. Although a significant portion of our anticipated revenue for 2022 is derived from fixed-fee and minimum-guarantee arrangements, primarily from large, well-capitalized customers which we believe somewhat mitigates the risks to our business, our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, supply chain disruptions, microchip shortages and potential market downturns induced by the COVID-19 pandemic. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the impact of COVID-19 on our operations.

IONM Market in the United States

Overview

A key factor driving the growth of the market is the increasing number of surgeries for which IONM is required. Advances in technology, the growth of the geriatric population in the US and a rising incidence of chronic diseases are other factors increasing the number of spinal, musculoskeletal, and cardiovascular surgeries, which in turn is expected to drive market growth in IONM. Renowned medical institutions such as the Mayo Clinic are advocating greater adoption of IONM including requiring medical professionals to complete comprehensive neurophysiology training courses and hosting international IONM conferences.

Market Landscape

The IONM market is bifurcated into in-house and outsourced providers. The end user segment is categorized into hospital and ambulatory surgical centers. IONM finds its application in spinal surgery, neurosurgery, cardiovascular surgery, ENT surgery, orthopedic surgery, and other surgeries related to the central or peripheral nervous system. IONM modalities include motor evoked potential, somatosensory evoked potential, electroencephalography, electromyography, brainstem auditory evoked potential, and visual evoked potential.

There has been a substantial increase in the use of IONM services by hospitals and ambulatory surgical centers during complex surgeries. Moreover, the market is moving toward outsourced monitoring to provide advanced treatment options for patients suffering from chronic diseases.

With no dominant players in the industry, the intraoperative neuromonitoring market in the US is highly fragmented. Providers can generally be categorized into three groups: 1) IONM-specific companies, including a limited number of relatively larger players such as Assure, Medsurant Holdings LLC, and MPOWER Health, and a much larger group of small local and regional providers, 2) In-house providers such as hospitals, and 3) Bundled product companies offering neuromonitoring as part of a broader suite of services including Specialty Care, Inc. and NuVasive, Inc. These bundled product companies are believed to be the largest IONM providers in the US, although each is estimated to individually comprise less than 10% of the overall US IONM market.

Market Segmentation by Application

Current market breakdown as relating to the current IONM utilization by procedure classification is approximately:

●	70% Spinal Surgery
●	12% Neurosurgery
●	10% Vascular Surgery
●	8% ENT, Orthopedic and Other

Surgical neurophysiology continues to progress, with the improvement of new applications such as brainstem mapping, spinal cord mapping, and proving the utilization of IONM in surgeries where the nervous system is not at primary risk but a secondary risk of the surgery (such as reducing post-operative deficits caused by malposition).

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

Advances in technology

With the improvement in health care facilities and advances in technology, vendors are developing innovative and efficient IONM devices. Companies such as Cadwell Industries and Natus Medical extensively invest in R&D to develop advanced IONM devices.

Certain service providers offer advanced IONM services for various surgeries including neurosurgeries and ENT, cardiovascular, orthopedic and spinal surgeries. These companies provide IONM devices such as EEG systems for real time monitoring of the nervous system. Advanced IONM devices help physicians to monitor and record complex patterns of neural activities.

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

Selected reasons for the rising deployment of IONM include:

●	Patient Safety: IONM helps decrease the risk of surgeries by approximately 90%. IONM systems are also widely accepted, as they are devices approved by the FDA.
●	Medico-legal Obligations: End-users and hospitals use IONM systems to reduce medico- legal lawsuits from people that have undergone surgeries.
●	Growth in Surgeries: The rising volume of technically demanding surgeries increases the need for advanced IONM tools.
●	Cost Savings: Accurate IONM alerts help save operating room time, facilitating high margin surgeries for the hospital, while reducing length of stay and readmission rates for patients.

IONM Market Challenges

Cost of surgery with IONM

The cost of surgeries with IONM is more than those without IONM. Surgeries with IONM involve the expenses on IONM devices, intraoperative neurophysiologists, supervising practitioners, and disposable materials. The cost of surgeries restricts the adoption of IONM. Though IONM systems play a crucial role in invasive surgeries such as spinal, neurological, orthopedic and cardiovascular surgeries, it has not been proven to be a cost-effective therapy in all procedures.

Payor payments

Beginning in 2020 and continuing into 2021, we faced an increase in third-party insurance claim payment denials for our technologist services that we believe will continue in the foreseeable future. The increase in technical claim denials is primarily attributable to a shift in third-party insurance company policies to bundle the technologist service payment into the surgical procedure payment made to the facility in which our services are rendered. In response to this change Assure has been renegotiating its facility contracts to obtain reimbursement directly from the facility for technologist services paid through this type of bundling technique.

Limited interoperative neurophysiologists

Though the number of surgeries that need IONM continues to increase in the US, only a limited number of interoperative neurophysiologists (“INP”) with expertise in IONM are available. Industry studies estimate that approximately 6,000 board certified INPs are currently working in the United States. INPs with high levels of expertise are required to effectively use IONM devices to record data and diagnose patient alerts. There is also the risk of false recordings due to physiological artifacts arising from other sites. Only highly skilled INPs can perform IONM in hospitals, surgical centers, and neurophysiological laboratories and provide the greatest levels of service to the surgeons they support.

Complications of IONM

Though the popularity of IONM is growing rapidly, there still risks and complications associated with IONM, as there is for any medical procedure.

●	Types of injuries induced by electrical current: Burns may occur at the contact of stimulating electrodes with tissue, when the current density is high. The leakage of high-frequency current through alternate pathways can also cause burns. In addition, high current flow can cause macro shock.
●	Use of needle electrodes: risk of infection at the electrode site.
●	Electrical cortical stimulation: Transcranial electrical cortical stimulation during MEP monitoring can cause tongue lacerations, oral injuries, and even mandibular fractures. These adverse effects occur due to forceful contraction of the biting muscles as a result of the stimulation. This risk is largely mitigated by appropriate use of bite blocks.

Competition

The IONM industry is highly competitive. We face significant competition from other IONM and remote neurology providers for patients, physicians, INPs and supervising practitioners. Some of our competitors are larger and have longstanding and well-established relationships with physicians and third-party payors in the community. We also compete with other health care providers in our efforts to hire and retain experienced professionals. As a result, we may have difficulty attracting or retaining key personnel or securing clinical resources.

Some of our competitors are hospitals that provide IONM services for surgeries occurring within their hospital facilities. We also have competitors that are significantly larger than us, may have access to greater marketing, financial and other resources and may be better known in the general community. As a result of these factors, the Company may not be able to compete effectively against current and future competitors. See “Item 1A. Risk Factors” of this Annual Report.

Corporate Development

Assure Holdings Corp.

Assure Holdings Corp., formerly Montreux Capital Corp, a Canadian Capital Pool Company (“Montreux”), was formed under the British Columbia Business Corporations Act in British Columbia, Canada on September 24, 2007, is a Nevada corporation, existing under the laws of the State of Nevada pursuant to its Articles of Domestication filed with the Nevada Secretary of State on May 15, 2017. A Canadian Capital Pool Company is a special purpose acquisition company organized for the purposes of completing acquisition transactions, known as “qualifying transactions,” with operating companies for the purposes of taking the operating companies public in Canada. Qualifying transactions are subject to Canadian securities laws and exchange listing requirements.

Assure Holdings, Inc.

Our direct subsidiary is Assure Holdings, Inc., a Colorado corporation, formed under the laws of the State of Colorado on November 7, 2016. Assure Holdings, Inc. became a wholly owned subsidiary of Assure Holdings Corp. on May 15, 2017 when Assure Holdings Inc. and its shareholders and Montreux and its shareholders entered  into  a Share  Exchange  Agreement  pursuant to which the shareholders of  Assure Holdings, Inc. received shares of Montreux as consideration for their assignment of their shares in Assure Holdings, Inc. to Montreux in the “Qualifying Transaction” under the rules of the TSX Venture Exchange (“TSX-V”). One of the primary objectives of the Qualifying Transactions was to facilitate our going public and listing on the TSX-V.

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

Assure Neuromonitoring

Assure Neuromonitoring exists for the purpose of facilitating industry-leading IONM support to surgeons and patients. This includes a technical component (the “Technical Component”) via our INP staff who utilize technical equipment and technical training to monitor electroencephalographic (“EEG”) and electromyography (“EMG”) and a number of complex modalities during surgical procedures to pre-emptively notify the underlying surgeon of any nerve related issues that are identified. The INP’s perform their services in the operating room during the surgeries. The INP’s are certified by a third-party accreditation agency.

Assure Networks

Assure Networks exist for the purpose of facilitating the performance of the professional component (the “Professional Component”) of IONM. Assure Networks provides off-site remote neurology services for IONM. In some cases, this is done directly via our own supervising practitioners. In other instances, these services are provided by and through the Assure Networks subsidiaries, which owns interest in entities that either (i) directly perform the Professional Component through third party contracted neurologists or oversight reading physicians, or (ii) provide management services for entities owned by licensed physicians. These oversight services support the INP and strengthen our capacity to pre-emptively notify the underlying surgeon of any nerve related issues that are identified during a surgical procedure.

Assure Networks Texas Holdings, LLC

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

Corporate Structure

Ownership Model:

In the instances where Assure Networks, or the applicable Assure Networks subsidiary, owns an interest in the entity performing the Professional Component, our corporate structure is based on a legal analysis that is completed by a third-party law firm to determine the specific state law requirements with respect to the corporate practice of medicine. Once Assure Networks or the applicable Assure Networks subsidiary obtains a legal determination regarding the recommended corporate structure, the applicable entity is established.

Management Services Model:

In the instances where Assure Networks or the applicable Assure Networks subsidiary is unable to own an interest in the entity performing the professional component due to state laws or regulations, Assure Networks or the applicable Assure Networks subsidiary enters into a management services agreement whereby Assure Networks or the applicable Assure Networks subsidiary agrees to perform management services on behalf of a third party unrelated entity performing the Professional Component and is paid fair market value compensation for such services. The fair market value compensation is based on a third-party fair market value valuation prepared by a professional valuation firm engaged by Assure Networks or the applicable Assure Networks subsidiary.

Privacy

Assure is committed to protecting the privacy of its patients by safeguarding all medical information in compliance with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Assure’s processes are also fully compliant with the Health Information Technology for Economics and Clinical Health Act (Hitech). Assure currently relies on its data security by storing all confidential information, including patient information, with a third-party company called ShareFile, which is owned and operated by Citrix Systems, Inc. ShareFile has, among other security measures, a third-party validated application and datacenter control from SOC 2 and SSAE 18 audits, bank-level encryption technology, multiple data storage locations around the globe and disaster recovery centers in the United States and Europe. We rely upon these party Companies and their cloud-based services to ensure all confidential information is safeguarded. Assure’s privacy policy is located on its website at www.assureneuromonitoring.com. The information on our website is not incorporated by reference into this Annual Report.

Government Regulation

We are subject to numerous federal, state and local laws, rules and regulations. Government regulation affects our business by controlling our growth, requiring licensure and certification for our facilities and the physicians and other health care personnel who provide services in our facilities and regulating the use of our properties.

Licensure and Accreditation

The health care facilities and our partner professionals are subject to professional and private licensing, certification and accreditation requirements. These include, but are not limited to, requirements imposed by Medicare, Medicaid, state licensing authorities, voluntary accrediting organizations and third-party private payors. Receipt and renewal of such licenses, certifications and accreditations are often based on inspections, surveys, audits, investigations or other reviews, some of which may require affirmative compliance actions by us that could be burdensome and expensive. The applicable standards may change in the future. There can be no assurance that we will be able to maintain all necessary licenses or certifications in good standing or that they will not be required to incur substantial costs in doing so. The failure to maintain all necessary licenses, certifications and accreditations in good standing, or the expenditure of substantial funds to maintain them, could have an adverse effect on our business.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration to induce the referral of a patient or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of health care items or services paid for by federal health care programs, including Medicare or Medicaid. A violation does not require proof that a person had actual knowledge of the statute or specific intent to violate the statute, and court decisions under the Anti-Kickback Statute have consistently held that the law is violated where one purpose of a payment is to induce or reward referrals. Violation of the federal Anti-Kickback Statute could result in felony conviction, administrative penalties, liability (including penalties) under the False Claims Act and/or exclusion from federal health care programs.

A number of states have enacted anti-kickback laws (including so-called “fee splitting” laws) that sometimes apply not only to state-sponsored health care programs, but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law.

Our management carefully considers the importance of anti-kickback laws when structuring company operations and relationships. That said, we cannot ensure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Physician Self-Referral (“Stark”) Laws

The federal Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing “designated health services,” if the physician has a “financial relationship” with the entity, unless an exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain diagnostic imaging services, and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship, unless an exception applies. The exceptions to the federal Stark Law are numerous and often complex. The penalties for violating the Stark Law include civil penalties of up to $15,000 for each violation and potential liability (including penalties) under the False Claims Act.

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

Our management carefully considers the importance of physician self-referral laws when structuring company operations and relationships and seeks legal guidance on the parameters of the law. That said, we cannot ensure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the Federal Stark Law or other applicable laws. An adverse determination could subject us to different liabilities, including civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

False Claims Act

The federal False Claims Act, 31 U.S.C. § 3729, imposes civil penalties for knowingly submitting or causing the submission of a false or fraudulent claim for payment from a government-sponsored program, such as Medicare and Medicaid. Under the 2021 annual adjustment, the minimum False Claims Act penalty assessed per violation occurring after December 13, 2021, will be not less than $11,803 and not more than $23,607.  This per violation statutory penalty is in addition to the statutory penalty of three times the amount of damages which the government sustains because of the violation.  31 U.S.C. 3729(a)(1). The False Claims Act has “whistleblower” or “qui tam” provisions that allow individuals to commence a civil action in the name of the government, and the whistleblower is entitled to share in any subsequent recovery (plus attorney’s fees). Many states also have enacted civil statutes that largely mirror the federal False Claims Act, but allow states to impose penalties in a state court.

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

Our management carefully considers the importance of compliance with all applicable laws and when structuring company operations and relationships. Our management is aware of and actively works to minimize risk related to potential qui tam plaintiffs. That said, we cannot assure that the applicable enforcement authorities or qui tam plaintiffs will not allege violations of the False Claims Act or analogous state false claims laws. A finding of liability under the False Claims Act could have a material adverse effect on our business, financial condition or results of operations.

Health Information Privacy and Data Security

The privacy and data security regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended,  contain  detailed requirements  concerning (1) the use and disclosure of individually  identifiable  patient  health  information (“PHI”);  (2) computer  and  data  security  standards regarding  the protection of  electronic

PHI  including  storage,  utilization,  access to and  transmission; and (3) notification to individuals and the federal government in the event of a breach of unsecured PHI. HIPAA covered entities and business associates must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. Violations of the HIPAA privacy and security rules may result in civil and criminal penalties, including a tiered system of civil money penalties. HIPAA has four tiers of violations that reflect increasing levels of culpability, with minimum and maximum penalty amounts within each tier and an annual cap on penalties for multiple violations of an identical provision. The indexed penalty amounts for each violation of a HIPAA administrative simplification provision are as follows:

●	Tier 1—lack of knowledge: The minimum penalty is $120;
●	Tier 2—reasonable cause and not willful neglect: The minimum penalty is $1,205;
●	Tier 3—willful neglect, corrected within 30 days: The minimum penalty is $12,045; and
●	Tier 4—willful neglect, not corrected within 30 days; The minimum penalty is $60,226.

For all tiers, the maximum penalty is $60,226 and the calendar-year cap is $1,806,757.  45 CFR Part 102, 86 Fed. Reg. 62928 (Nov. 15, 2021).

In the event of a breach, a HIPAA covered entity must promptly notify affected individuals of a breach. All breaches must also be reported to the federal government. Where a breach affects more than 500 individuals, additional reporting obligations apply. In addition to federal enforcement, State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and security rules, obtain damages on behalf of state residents, and enjoin further violations.  Many states also have laws that protect the privacy and security of confidential, personal information, which may be similar to or even more stringent than HIPAA.  Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused. We expect increased federal and state privacy and security enforcement efforts.2

Our management carefully considers the importance of compliance will patient privacy and data security regulations when structuring company operations. Our management is aware of and actively works to minimize risk related to patient privacy and data security. That said, we cannot assure that a breach will not occur or that the applicable enforcement authorities will not allege violations of HIPAA’s patient privacy and data security regulations. A breach or an allegation of noncompliance with HIPAA’s patient privacy and data security regulations could have a material adverse effect on our business, financial condition or results of operations.

Environmental and Occupational Safety and Health Administration Regulations

We are subject to federal, state and local regulations governing the storage, use and disposal of waste materials and products. We are compliant with all state and federal licensure and permit requirements. Although we believe that our safety procedures for storing, handling and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us, including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.

Other Federal and State Health Care Laws

We are also subject to other federal and state health care laws that could have a material adverse effect on our business, financial condition or results of operations. The Health Care Fraud Statute, 18 U.S.C. § 1347, prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment, or both. The Health Care False Statement Statute, 18 U.S.C. § 1035, prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both.

Under the Civil Monetary Penalties Law, a person (including an organization) is prohibited from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services where the person knows or should know (a) the items or services were not provided as described in the coding of the claim, (b) the claim is a false or fraudulent claim, (c) the claim is for a service furnished by an unlicensed physician, (d) the claim is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program, or (e) the items or services are medically unnecessary items or services. Penalties range from $10,000 to $50,000 per violation, treble damages, and exclusion from federal health care programs. The Civil Monetary Penalties Law also prohibits a person from transferring any remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services.

States have a wide variety of health care laws and regulations that potentially affect our operations and the operations of our partners. Many states have implemented laws and regulations related to so-called “tele-health,” which govern the use of technology to provide health care services, including allowing patients and providers to be in different geographic locations. Tele-health laws may apply to our operations, and the obligations they impose, vary wildly and are in a state of flux. Some states have so-called corporate practice of medicine prohibitions, which govern how physicians are organized to practice medicine (including corporate structure, employment and management). Such prohibitions are used to indirectly regulate ownership of heath care companies and/or management companies and the obligations they impose vary. Some states have “surprise billing” or out-of-network billing laws that impose a variety of obligations on health care providers and health plans. The failure to comply with all state regulatory obligations could be used by health plans to deny payment or to recoup funds, and any noncompliance could subject us to penalties or limitations that could have an adverse effect on our business. The limitations and obligations under “surprise billing” laws vary by state, and many states are actively considering additional legislation and/or regulation in this area creating a state of flux in the law.

Many states have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some of these state laws apply to all health care services and not just those covered under a governmental health care program. From time to time, private health plans attempt to use such laws as a basis to deny claims or recoup payments previously made to health care providers.

A determination of liability under any of the laws above could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable laws.

Other Regulations

In addition to the regulatory initiatives described above, health care facilities, including our partner facilities, are subject to a wide variety of federal, state, and local environmental and occupational health and safety laws and regulations that may affect their operations, facilities, and properties. Violations of these laws could subject us to civil penalties and fines for not investigating and remedying any contamination by hazardous substances, as well as other liability from third parties.

Human Capital - Employees

Our human capital resources consist of employees and relationships that we maintain with third party service providers, including surgeons and hospitals. As of December 31, 2021, we had 134 full-time employees.

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

Diversity

We value the benefits that diversity brings and seek to maintain a workforce comprised of talented and dedicated employees with a diverse mix of experience, skills and backgrounds collectively reflecting the strategic needs of the business and the nature of the environment in which we operate. In identifying qualified hires, we will consider prospective candidates based on merit, having regard to those competencies, expertise, skills, background and other qualities identified from time to time by management as being important in fostering a diverse and inclusive culture which solicits multiple perspectives and views.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not emerging growth companies. These provisions include:

●	reduced disclosure about our executive compensation arrangements;
●	exemptions from non-binding shareholder advisory votes on executive compensation or golden parachute arrangements; and
●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may, and intend to, take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the SEC or if we issue more than $1.0 billion of non-convertible debt over a three-year period.

Available Information

Our executive office address is 7887 E. Belleview Ave., Suite 500, Englewood, Colorado 80111. The telephone number for our executive office is (720) 287-3093.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

We are providing the following summary of the risk factors to enhance the accessibility of our risk factor disclosures below. We encourage our stockholders to carefully review the full risk factors contained after this summary in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Business Related Risks

●	Our business and operations are subject to risks and uncertainty surrounding the future spread of COVID-19 and related variants as well as the potential impact that these may have on our future operations.
●	We have incurred operating losses in some of our historical periods and we could incur additional losses until we successfully integrate acquired practices, improve collections for managed cases and reduce operating expenses.
●	We may need to raise additional funds to finance our operations and our expansion and growth plans; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.
●	Our business is not highly diversified and approximately 75% of our case volume is currently concentrated in Colorado and Texas where we are susceptible to local and regional fluctuations in demand for our service, downturns in the economy, adverse weather conditions, changes in local or state regulations, and other localized market changes.
●	We are expanding our offering beyond our legacy provision of the Technical Component of Intraoperative Neurophysiological Monitoring (“IONM”) to provide the Professional Component by delivering remote neurology services provided as part of IONM. We face significant competition from other health care providers for patients, physicians, nurses and technical staff. Some of our competitors are larger and have longstanding and well-established relationships with physicians and third-party payors in the community.
●	Our founder and director, Preston Parsons, is our single largest shareholder and beneficially owns approximately 4.3 million shares or 33% of our issued and outstanding shares of common stock. Mr. Parsons has the ability to influence the outcome of matters submitted to our shareholders for approval.
●	Our development will depend on the efforts of key management, key personnel and our relationships with medical partners in the surgical industry, and the loss of any of these people and partnerships, particularly to competitors, could have a material adverse effect on our business.
●	We depend on payments from third-party payors, including private insurers, managed care organizations and hospitals, which may cause fluctuations in our revenue and delays and uncertainties in the reimbursement rate and the timing of reimbursement.
●	State and Federal surprise billing legislation could lead to lower reimbursement rates.
●	Value-based purchasing initiatives of both governmental and private payors tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of hospitals and other health care facilities where we operate and may negatively impact our revenues.
●	Public scrutiny of the intraoperative neuromonitoring industry in general could have a material adverse effect on our business and results of operations.
●	Accounting adjustments due to changes in circumstances or estimates may require us to write-off accounts receivables or write-down intangible assets, such as goodwill, may have a material impact on our financial reporting and results of operations.
●	Our business strategy has been to grow through expansion. Our efforts to execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition transactions on acceptable terms.

●	Our success, in large part, is dependent upon referrals to our physicians from other physicians, systems, health plans and others in the communities in which we operate, and upon our medical staff’s ability to maintain good relations with these referral sources.
●	We may be involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims.
●	We are subject to rising costs, including malpractice insurance premiums or claims may adversely affect our business.
●	We are reliant on Software-as-a-Service (Saas) technologies from third parties, which could adversely affect our business.
●	Our business depends on network and mobile infrastructure developed and maintained by third-party providers. Any significant interruptions in service could result in limited capacity, processing delays and loss of customers.
●	Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
●	We rely on 3rd party software-as-a-service vendors for certain operational and administrative functions.
●	There is currently a shortage of certified, interoperative neurophysiologists in the United States.

Health Care Industry Regulatory Risks

●	The health care industry is heavily regulated, and we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. These regulations include:
o	Anti-Kickback Statute, a provision of the Social Security Act of 1972
o	Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law
o	Health Insurance Portability and Accountability Act of 1996
o	Affordable Care Act
o	Health Care and Education Reconciliation Act of 2010
o	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)
●	If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.
●	As a health care provider, we are subject to professional liability claims both directly via our neurophysiologic (“INP”) staff and indirectly through the malpractice of our reading partners and surgical partners.
●	Political and regulatory changes, including insurance options, billing restrictions, patient rights and reimbursement regulation, may have a negative impact on the health care industry and our business.

Risk Related to our Debenture

●	Restrictive covenants in our loan agreements with Centurion Financial Trust may restrict our ability to pursue our business strategies.
●	Our obligations to Centurion Financial Trust are secured by a security interest in substantially all of our assets, if we default on those obligations, the lender could foreclose on our assets.

Risk Related to our Stock

●	We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.
●	Broad market and industry factors may affect the price of our common shares, regardless of our actual operating performance.
●	Our common stock is listed in the U.S. on the NASDAQ Capital Markets.
●	The issuance of shares of common stock upon exercise of outstanding warrants could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

The foregoing is a summary of significant risk factors that we think could cause our actual results to differ materially from expected results. However, there could be additional risk factors besides those listed herein that also could affect us in an adverse manner. You should read the risk factors set forth in the section entitled “Risk Factors” beginning immediately following in this Annual Report.

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

Risks Related to Our Business

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

Historical negative operating results

In 2015, we launched our business as a neuromonitoring service company. Since its initial launch, the Company has experienced operating losses. Our net loss was $2.8 million and $15.0 million for the years ended December 31, 2021 and 2020, respectively.  Although we expect to be profitable in the future, there is no guarantee when profitability will occur.

Our plan is to grow our business through expansion and we anticipate that we will be required to raise additional funds to finance our operations; however, we may not be able to do so when necessary and/or on terms advantageous or acceptable to us.

We have financed our capital and cash requirements primarily from revenues generated from services, using a bank facility and line of credit, issuing convertible debentures, common stock and warrants in private placement offerings, and more recently using our debt arrangement with Centurion Financial Trust. Our ability to maintain the carrying value of our assets and become profitable is dependent on successfully marketing our services, maintaining future profitable operations, improving our billing and collections processes, successfully negotiating pricing and payment arrangements with payors and maintaining our network of providers, the outcome of which cannot be predicted at this time. We intend to grow our operations by developing additional PE relationships and directly contracting with hospitals and surgery centers for services. In the future, we anticipate that it may be necessary for us to raise additional funds for the continuing development of our business strategy.

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

Our business strategy has been to grow through expansion. Although we operate in twelve states, approximately 75%  of our case volume is currently concentrated in Colorado and Texas, where we are susceptible to local and regional fluctuations in demand for our service, downturns in the economy, adverse weather conditions, changes in local or state regulations, and other localized market changes.

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

The business is expanding beyond our legacy provision of the Technical Component of IONM to offer the Professional Component via remote neurology services.

Historically, our business has provided the Technical Component of IONM. While that remains a core part of our business currently and we expect it to remain so in the future, Assure has begun providing the Professional Component via off-site remote neurology services for IONM. In some cases this is done directly via our own supervising practitioners. In other instances, these services are provided by and through subsidiaries, which owns interest in entities that either (i) directly perform the Professional Component through third party contracted neurologists or oversight reading physicians, or (ii) provide management services for entities owned by licensed physicians. Assure employs supervising practitioners  and has created a structure deploying them as reading physicians.

Providing the Professional Component of IONM subjects the Company to additional legal and government regulations.

We face significant competition from other health care providers.

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

We depend on payments from third-party payors, including private insurers, managed care organizations and government health care programs. We are dependent on private and, to a lesser extent, governmental third- party sources of payment for the managed cases performed in Procedure Facilities. Our competitive position has been, and will continue to be, affected by reimbursement and co-payment initiatives undertaken by third- party payors, including insurance companies, and, to a lesser extent, employers, and Medicare and Medicaid.

As an increasing percentage of patients become subject to health care coverage arrangements with managed care payors, our success may depend in part on our ability to negotiate favorable contracts on behalf of Procedure Facilities with managed care organizations, employer groups and other private third-party payors. There can be no assurances that we will be able to enter into these arrangements on satisfactory terms in the future. Also, to the extent that Procedure Facilities have managed care contracts currently in place, there can be no assurance that such contracts will be renewed, or the rates of reimbursement held at current levels.

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

Approximately 62% of our accrued revenue for the year ended December 31, 2021 relates to 30 third-party payors. The loss or disruption of any one of these payors could have an adverse effect on our business, results of operations and financial condition. Additionally, about 55% of our cash collections during the year ended December 31, 2021 was concentrated among these same third party payors. Greater diversification of payors is dependent on expansion into new markets.

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

Health care providers and facilities that choose not to participate in a Third-Party Payor’s network often face longer times for their claims to be processed and paid. Further, many Third-Party Payors aggressively audit claims from out-of-network providers and facilities and continuously change their benefit policies in various ways that restrict the ability of beneficiaries to access out of network benefits, and to restrict out-of-network providers from treating their beneficiaries. Consequently, it may become necessary for us to change our out- of-network strategy and join Third-Party Payor networks. This may require us to negotiate and maintain numerous contracts with various Third-Party Payors. In either case, our performance is greatly dependent upon decisions that Third-Party Payors make regarding their out-of-network benefits and alternatively, our ability to negotiate profitable contracts with Third-Party Payors.

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

In December 2020, federal legislation called the No Surprises Act was passed by Congress and signed by the President. Beginning in January 2022, the law was implemented with the intended effect to prohibit surprise billing. Another feature of the No Surprise Act relevant to Assure is that it will for the first time allow companies like ours to arbitrate disputed claims where we are not being paid in every state and do so at a batch level. While each arbitration case is treated like an individual lawsuit with unpredictable outcomes, we believe this dispute resolution process has the potential to help us get paid on a greater proportion of our claims.

The majority of U.S. states have laws protecting consumers against out-of-network balance billing or “surprise billing”. While consumer collections represent a negligible amount of our total revenue, most state surprise billing laws have established payment standards based on the median in-network rate or a multiplier of what Medicare would pay. These payment standards are often less than the average out-of-network payment and could therefore have an adverse effect on reimbursement rates. Although we have already experienced lower reimbursement rates from such laws, additional impact may be experienced as more states and/or federal legislation is adopted. Today, approximately 30 % of our third-party payor revenue is contracted with in- network rate agreements and we are actively pursuing more in-network agreements to further mitigate this risk.

Our revenues will depend on our customers’ continued receipt of adequate reimbursement from private insurers and government sponsored health care programs.

Political, economic, and regulatory influences continue to change the health care industry in the United States. The ability of hospitals to pay fees for our products partially depends on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from private health coverage insurers and other similar organizations. We may have difficulty gaining market acceptance for the products we sell if third-party payors do not provide adequate coverage and reimbursement to hospitals. Major third- party payors of hospitals, such as private health care insurers, periodically revise their payment methodologies based, in part, upon changes in government sponsored health care programs. We cannot predict these periodic revisions with certainty, and such revisions may result in stricter standards for reimbursement of hospital charges for certain specified products, potentially adversely impacting our business, results of operations, and financial conditions.

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

Goodwill and Intangible Assets

As a result of purchase accounting for our acquisition transactions, our consolidated balance sheet at December 31, 2021 contains intangible assets designated as either goodwill or intangibles totaling approximately $4.4 million in goodwill and approximately $3.6 million in intangibles. Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of goodwill or other intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

We depend on referrals.

Our success, in large part, is dependent upon referrals to our physicians from other physicians, systems, health plans and others in the communities in which we operate, and upon our medical staff’s ability to maintain good relations with these referral sources. Physicians who use Procedure Facilities and those who refer patients are not our employees and, in many cases, most physicians have admitting privileges at other hospitals and (subject to any applicable non-competition arrangements) may refer patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with our physicians and their referral sources, the number of managed cases performed at Procedure Facilities may decrease and cause revenues to decline. This could adversely affect our business, results of operations and financial condition.

We may be subject to professional liability claims.

As a health care provider, we are subject to professional liability claims both directly and indirectly through the malpractice of members of our medical staff. We are responsible for the standard of care provided in Procedure Facilities by staff working in those facilities. We have legal responsibility for the physical environment and appropriate operation of our equipment used during surgical procedures. In addition, we are subject to various liability for the negligence of its credentialed medical staff under circumstances where we either knew or should have known of a problem leading to a patient injury. The physicians credentialed at Procedure Facilities are involved in the delivery of health care services to the public and are exposed to the risk of professional liability claims. Although we neither control the practice of medicine by physicians nor have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and their services, as a result of the relationship between us and the physicians providing services to patients in Procedure Facilities, we or our subsidiaries may become subject to medical malpractice claims under various legal theories. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of available insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. We maintain and require the physicians on the medical staff of Procedure Facilities to maintain liability insurance in amounts and coverages believed to be adequate, presently $1 million per claim to an aggregate of $3 million per year.

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

Although we intend to conduct due diligence on any future acquisition, we may inadvertently invest in acquisitions that have material liabilities arising from, for example, the failure to comply with government regulations, medical claims or other past activities. Although we have professional and general liability insurance, we do not currently maintain and are unlikely to acquire insurance specifically covering every unknown or contingent liability that may have occurred prior to our investment in Procedure Facilities, particularly those involving prior civil or criminal misconduct (for which there is no insurance). Incurring such liabilities as a result of future acquisitions could have an adverse effect on our business, operations and financial condition.

Our reliance on software-as-a-service (“SaaS”) technologies from third parties may adversely affect our business and results of operations.

We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, customer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our customers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could harm our business, financial condition, and results of operations.

Our business depends on network and mobile infrastructure developed and maintained by third-party providers. Any significant interruptions in service could result in limited capacity, processing delays and loss of customers.

We depend on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile infrastructure with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet and mobile access. We also use and rely on services from other third parties, such as our telecommunications services and credit card processors, and those services may be subject to outages and interruptions that are not within our control. Failures by our telecommunications providers may interrupt our ability to provide phone support to our customers and Distributed denial-of-service (“DDoS”) attacks directed at our telecommunication service providers could prevent customers from accessing our website. In addition, we have in the past and may in the future experience down periods where our third-party credit card processors are unable to process the online payments of our customers, disrupting our ability to receive customer orders. Our business, financial condition, and results of operations could be materially and adversely affected if for any reason the reliability of our Internet, telecommunications, payment systems and mobile infrastructure is compromised.

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

As reported in Part II – Item 9A, Controls and Procedures, there were material weaknesses in our internal controls over financial reporting at December 31, 2021. Specifically, management’s assessment concluded that the Company has a material weakness related to the lack of proper segregation of duties.

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

Risks Related to the Regulation of the Healthcare Industry

Our business is subject to substantial government regulation.

The health care industry is heavily regulated and we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. A number of these laws specifically relate to the provision of Medicare and Medicaid billing.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration to induce the referral of a patient or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of health care items or services paid for by federal health care programs, including Medicare or Medicaid. A violation does not require proof that a person had actual knowledge of the statute or specific intent to violate the statute, and court decisions under the Anti-Kickback Statute have consistently held that the law is violated where one purpose of a payment is to induce or reward referrals. Violation of the federal anti-kickback statute could result in felony conviction, administrative penalties, civil liability (including penalties) under the False Claims Act and/or exclusion from federal health care programs.

A number of states have enacted anti-kickback laws (including so-called “fee splitting” laws) that sometimes apply not only to state-sponsored health care programs but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law. Enforcement of state anti-kickback laws varies widely and is often inconsistent and erratic.

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

Physician Self- Referral (“Stark”) Laws

The federal Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing “designated health services,” if the physician has a “financial relationship” with the entity, unless an exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain diagnostic imaging services, and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship, unless an exception applies. The exceptions to the federal Stark Law are numerous and often complex. The penalties for violating the Stark Law include civil penalties of up to $15,000 for each violation and potential civil liability (including penalties) under the False Claims Act.

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

False Claims Act

The federal False Claims Act, 31 U.S.C. § 3729, imposes civil penalties for knowingly submitting or causing the submission of a false or fraudulent claim for payment to a government-sponsored program, such as Medicare and Medicaid. Violations of the False Claims Act present civil liability of treble damages plus a penalty of at least $11,803 per false claim. The False Claims Act has “whistleblower” or “qui tam” provisions that allow individuals to commence a civil action in the name of the government, and the whistleblower is entitled to share in any subsequent recovery (plus attorney’s fees). Many states also have enacted civil statutes that largely mirror the federal False Claims Act, but allow states to impose penalties in a state court.

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

State Licensure and Accreditation

States have a wide variety of health care laws and regulations that potentially affect our operations and the operations of our partners. For example: (1) many states have implemented laws and regulations related to so-called “tele-health,” but whether those laws apply to our operations, and the obligations they impose, vary significantly; (2) some states have so-called corporate practice of medicine prohibitions, and such prohibitions are used to indirectly regulate ownership of heath care companies and/or management companies; and (3) some states have “surprise billing” or out-of-network billing laws that impose a variety of obligations on health care providers and health plans. The failure to comply with all state regulatory obligations could be used by health plans to deny payment or to recoup funds, and any noncompliance could subject us to penalties or limitations that could have a material adverse effect on our business, financial condition or results of operations.

In addition, our partners’ health care facilities and professionals are subject to professional and private licensing, certification and accreditation requirements. These include, but are not limited to, requirements imposed by Medicare,

Medicaid, state licensing authorities, voluntary accrediting organizations and third-party private payors. Receipt and renewal of such licenses, certifications and accreditations are often based on inspections, surveys, audits, investigations or other reviews, some of which may require affirmative compliance actions by us that could be burdensome and expensive. The applicable standards may change in the future. There can be no assurance that we will be able to maintain all necessary licenses or certifications in good standing or that they will not be required to incur substantial costs in doing so. The failure to maintain all necessary licenses, certifications and accreditations in good standing, or the expenditure of substantial funds to maintain them, could have an adverse effect on our business.

Health Information Privacy and Security Standards

The privacy and data security regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, contain detailed requirements concerning (1) the use and disclosure of individually identifiable patient health information (“PHI”); (2) computer and data security standards regarding the protection of electronic PHI including storage, utilization, access to and transmission; and (3) notification to individuals and the federal government in the event of a breach of unsecured PHI. HIPAA covered entities and business associates must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. Violations of the HIPAA privacy and security rules may result in civil and criminal penalties. In the event of a breach, a HIPAA covered entity must promptly notify affected individuals of a breach. All breaches must also be reported to the federal government. Where a breach affects more than 500 individuals, additional reporting obligations apply. In addition to federal enforcement, State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and security rules, obtain damages on behalf of state residents, and enjoin further violations. Many states also have laws that protect the privacy and security of confidential, personal information, which may be similar to or even more stringent than HIPAA. Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused. We expect increased federal and state privacy and security enforcement efforts.

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

Our operations are subject to the nation’s health care laws, as amended, repealed, or replaced from time to time.

The ACA and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Acts”) mandated changes specific to benefits under Medicare. Several bills have been, and are continuing to be, introduced in U.S. Congress to amend all or significant provisions of the ACA, or repeal and replace the ACA with another law. The likelihood of repeal currently appears low given the failure of the Senate’s multiple attempts to repeal various combinations of such ACA provisions. There is no assurance that any future replacement, modification or repeal of the ACA will not adversely affect our business and financial results. The full effects of the ACA may be unknown until all outstanding legal issues are resolved, the statutory provisions are fully implemented, and CMS, the FDA, and other federal and state agencies issue final applicable regulations or guidance. These developments could potentially alter coverage and marketing requirements, thereby affecting our business. The continued implementation of provisions of the ACA, the adoption of new regulations thereunder and ongoing challenges thereto, also added uncertainty about the current state of U.S. health care laws and could negatively impact our business, results of operations and financial condition. Health care providers could be subject to federal and state investigations and payor audits.

The amounts we receive for services provided to patients are determined by a number of factors, including the payor mix of our patients and the reimbursement methodologies and rates utilized by our patients’ plans. Reimbursement rates and payments from payors may decline based on renegotiations, and larger payors have significant bargaining power to negotiate higher discounted fee arrangements with healthcare providers. As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care.

Many private payors base their reimbursement rates on the published Medicare rates or, in the case of MA plans, are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs.  Any changes that limit or reduce general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, change or elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  Changes that could adversely affect our business include:

●	administrative or legislative changes to base rates or the bases of payment;
●	limits on the services or types of providers for which Medicare will provide reimbursement; and
●	changes in methodology for coding services.

A cyber security incident could cause a violation of HIPAA, breach of customer and patient privacy, or other negative impacts.

We rely extensively on our information technology (“IT”) systems to manage scheduling and financial data, communicate with customers and their patients, vendors, and other third parties, and summarize and analyze operating results. In addition, we have made significant investments in technology, including the engagement of a third-party IT provider. A cyber-attack that bypasses our IT security systems could cause an IT security breach, a loss of protected health information, or other data subject to privacy laws, a loss of proprietary business information, or a material disruption of our IT business systems. This in turn could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data, or proprietary business information. See discussion of HIPAA, above. Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

Because of the breadth of these laws and the narrowness of available exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, failure to bill properly for services or return overpayments and violations of other statutes, such as the federal Anti-Kickback Statute or the federal Stark Law, may be the basis for actions under similar state laws. Under HIPAA, criminal penalties may be imposed for health care fraud offenses involving not just federal health care programs but also private health benefit programs. Enforcement actions under some statutes may be brought by the government as well as by a private person under a qui tam or “whistleblower” lawsuit. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including bringing civil actions under the Civil Monetary Penalty Law, which has a lesser burden of proof than criminal statutes.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including fines, damages, recoupment of overpayments, loss of licenses needed to operate, and loss of enrollment and approvals necessary to participate in Medicare, Medicaid and other government sponsored and third-party health care programs. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud. Many of these laws and regulations have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses to comply with the evolving rules. Any enforcement action against us, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The laws and regulations governing the provision of health care services are frequently subject to change and may change significantly in the future. We cannot assure you that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us. We cannot assure you that a review of our business by judicial, regulatory or accreditation authorities will not subject us to fines or penalties, require us to expend significant amounts, reduce the demand for our services or otherwise adversely affect our operations.

Risks Related to Our Debenture

Restrictive covenants in our loan agreements with Centurion Financial Trust may restrict our ability to pursue our business strategies.

The operating and financial restrictions and covenants in our loan agreements with Centurion Financial Trust may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such agreements limit our ability, among other things, to:

●	incur additional indebtedness or encumber our assets;
●	sell, assign or otherwise dispose of our assets;
●	sell shares of our subsidiaries;

●	change our collection practices;
●	change the nature of our business or re-organize our corporate structure;
●	make loans to third parties;
●	engage in sale-leaseback transactions;
●	engage in certain related party transactions;
●	create or adopt a defined benefit pension plan;
●	make or commit to any form of distribution or reduction in profits, including declaring dividends, share buy backs or redemptions, payment on account loans or payment of management bonuses (other than in the ordinary course); and
●	make or commit to capital expenditures in excess of 110% of the budget approved by Centurion Financial Trust.

Additionally, we have agree to financial covenants whereby, beginning with the fiscal quarter ended December 31, 2021, we will maintain:

●	a minimum working capital ratio of 1.20:1 (defined as current assets to current liabilities);
●	a fixed charge coverage of 1.25:1 (defined as the ratio of EBITDA less cash taxes and unfunded capital expenditures divided by all scheduled lease payments and payments on all debt including funded debt); and
●	a maximum funded debt to EBITDA Ratio of 4.50:1 (defined as the ratio of the total outstanding balances of all indebtedness including the outstanding balances all credit facilities including capital leases, term loans, bank indebtedness etc. plus the balances of any non-postponed related party credit facilities, if applicable, divided by EBITDA).

A breach of any of these covenants could result in an event of default under our loan agreements and permits the lender to cease making loans to us, demand immediate payment of all amounts due and payable under the loan agreements and to seek to foreclose on our assets if we can’t make such payments.

If our operating performance declines, we may be required to obtain waivers from the lender under the loan agreements to avoid defaults thereunder. If we are not able to obtain such waivers, our creditors could exercise their rights upon default.

Our obligations to Centurion Financial Trust are secured by a security interest in substantially all of our assets, if we default on those obligations, the lender could foreclose on our assets.

Our obligations under the loan agreements with Centurion Financial Trust and the related transaction documents are secured by a security interest in substantially all of our (the Company and all its subsidiaries) assets. As a result, if we default on our obligations under such loan agreements, the collateral agent on behalf of the lender could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of their investment.

Events of default under the loan agreements include: (a) if default occurs in payment when due of any principal amount payable under the debenture; (b) if default occurs in payment when due of any interest, fees or other amounts payable under the debenture and remains unremedied for a period of five business days after the receipt by the Company of notice of such default; (c) if default occurs in payment or performance of any other obligation (whether arising herein or otherwise) and remains unremedied for a period of sixty days after the receipt by the Company of notice of such default; (d) if default occurs in performance of any other covenant of the Company or any guaranteeing subsidiary (a “Guarantor”)

in favor of the lender under the debenture and remains unremedied for a period of sixty days after the receipt by the Company of notice of such default; (e) if an event of default occurs in payment or performance of any obligation in favor of any person from whom the Company or any Guarantor has borrowed in excess of $250,000 which would entitle the holder to accelerate repayment of the borrowed money, and such default is not remedied or waived in writing within sixty days of the occurrence of such default; (f) if the Company or any Guarantor commits an act of bankruptcy or becomes insolvent within the meaning of any bankruptcy or insolvency legislation applicable to it or a petition or other process for the bankruptcy of the Company or any Guarantor is filed or instituted and remains undismissed or unstayed for a period of sixty days or any of the relief sought in such proceeding (including the entry of an order for relief against it or the appointment of a receiver, trustee, custodian or other similar official for it or any substantial part of its property) shall occur; (g) if any act, matter or thing is done toward, or any action or proceeding is launched or taken to terminate the corporate existence of the Company, or any Guarantor, whether by winding‒up, surrender of charter or otherwise; (h) if the Company or any Guarantor ceases to carry on its business or makes or proposes to make any sale of its assets in bulk or any sale of its assets out of the usual course of its business unless expressly permitted herein or otherwise by the lender in writing; (i) if any proposal is made or any petition is filed by or against the Company or any Guarantor under any law having for its purpose the extension of time for payment, composition or compromise of the liabilities of such Company or any Guarantor or other reorganization or arrangement respecting its or any Guarantor’s liabilities or if the Company or any Guarantor gives notice of its intention to make or file any such proposal or petition including an application to any court to stay or suspend any proceedings of creditors pending the making or filing of any such proposal or petition; (j) if any receiver, administrator or manager of the property, assets or undertaking of the Company or any Guarantor or a substantial part thereof is appointed pursuant to the terms of any trust deed, trust indenture, debenture or similar instrument or by or under any judgment or order of any court; (k) if any balance sheet or other financial statement provided by the Company to the lender pursuant to the provisions hereof is false or misleading in any material respect; (l) if any proceedings are taken to enforce any encumbrance affecting any of the secured property or if a distress or any similar process be levied or enforced against any of the secured property; (m) if any judgment or order for the payment of money in excess of $250,000 shall be rendered against the Company or any Guarantor and either (A) enforcement proceedings shall have been commenced by any creditor upon such judgment or order, or (B) there shall be any period of sixty consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; (n) if any action is taken or power or right be exercised by any governmental body which would have a material adverse effect; (o) if any representation or warranty made by the Company or any Guarantor herein or in any other instrument to which it is a party or in any certificate, statement or report furnished in connection herewith is found to be false or incorrect in any way so as to make it materially misleading when made or when deemed to have been made; (p) if a change of control occurs with respect to the Company, without the lender’s prior written consent; or (q) if there shall occur or arise any change (or any condition, event or development involving a prospective change) in the business, operations, affairs, assets, liabilities (including any contingent liabilities that may arise through outstanding pending or threatened litigation or otherwise), capitalization, financial condition, licenses, permits, rights or privileges, whether contractual or otherwise, or prospects of the Company or any Guarantor which, in the judgment of the lender, acting reasonably, would have a material adverse effect.

Risk Related to Our Stock

Our Founder and Director, Preston Parsons, has a controlling  interest in Assure.

As of the date of this Annual Report, our founder and director, Preston Parsons, directly or indirectly, owns 4,102,848 shares of common stock and 31,250 warrants and options exercisable to acquire 200,000 shares of common stock, which in aggregate totals 4,334,098 shares of common stock (assuming full exercise of his warrants and options) or beneficial ownership of 33.0% of our issued and outstanding shares of common stock. Of the shares of common stock beneficially owned by Mr. Parsons 660,000 shares were issued under a restricted stock grant agreement and are subject to forfeiture; which shares will vest on December 31, 2021 or earlier upon satisfaction of certain conditions, however, the Company is currently renegotiating the vesting term related to these shares. Mr. Parsons is our single largest shareholder and a control person for the purposes of Canadian and U.S. securities law. As a result, Mr. Parsons has the ability to influence the outcome of matters submitted to our shareholders for approval, which could include the election and removal of directors, amendments to our corporate governing documents and business combinations. In addition to his ability to influence matters submitted to our shareholders, the concentration of ownership in the hands of a single shareholder may discourage an unsolicited bid for our common stock and this may adversely impact the value and trading price of our common stock. In addition, sales of common stock by Mr. Parsons may adversely affect the trading price of our common stock.

The price of our common shares is subject to volatility.

Broad market and industry factors may affect the price of our common shares, regardless of our actual operating performance. Factors unrelated to our performance that may have an effect on the price of our securities include the following: the extent of equity research coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; speculation about our business in the press or the investment community; lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our securities; additions or departures of key personnel; sales of our common shares, including sales by our directors, officers or significant stockholders; announcements by us or our competitors of significant acquisitions, strategic partnerships of divestitures; and a substantial decline in the price of our securities that persists for a significant period of time could cause our securities to be delisted from an exchange, further reducing market liquidity. If an active market for our securities does not continue, the liquidity of an investor’s investment may be limited and the price of our securities may decline. If an active market does not exist, investors may lose their entire investment. As a result of these factors, the market price of our securities at any given point in time may not accurately reflect our long-term value. Securities class-action litigation often has been brought against companies in periods of volatility in the market price of their securities and following major corporate transactions or mergers and acquisitions. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

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

Our common stock is listed in the U.S. on the NASDAQ Capital Market and was historically traded in Canada on the TSX-V, but was voluntarily delisted on February 7, 2022. Historically, the trading volume for our common stock has been limited. Accordingly, investors may find it more difficult to buy and sell our shares. These factors may have an adverse impact on the trading and price of our common stock.

Our issuance of common stock upon exercise of warrants or options or conversion of convertible notes may depress the price of our common stock.

As of March 4, 2022 Assure had 12,919,666 shares of common stock issued and outstanding, outstanding warrants to purchase 3,940,006 shares of common stock; outstanding options to purchase 1,322,233 shares of common stock; outstanding convertible notes convertible into 1,744,068 shares of common stock; and 100,000 shares associated with the Neuro-Pro acquisition. The issuance of shares of common stock in connection with convertible securities and obligations could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

In addition, our articles authorize the issuance of 180,000,000 shares of common stock. We may issue additional common stock in the future in connection with a future financing or acquisition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Assure currently leases approximately 17,000 square feet of office space for its corporate offices at 7887 E. Belleview Ave., Suite 500, Englewood, CO 80111. The current leases expire in December 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The primary trading market for our shares of common stock is the Nasdaq Capital Market. Our common stock trades under the symbol “IONM”. On March 4, 2022, the last reported sales price of our common stock as quoted on the Nasdaq was $5.16.

Holders

As of March 4, 2022, there were approximately 67 stockholders of record holding 12,919,666 shares of our common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name through depositaries, including CDS & Co and CEDE & Co. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

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

Repurchases of Equity Securities

During the quarter ended December 31, 2021, neither the Company nor any affiliate of the Company repurchased any shares of common stock of the Company.

Recent Sales of Unregistered Securities

All sales of equity securities during the year ended December 31, 2021, were previously reported.

Equity Compensation Plan Information

The following table sets out those securities of the Company which have been authorized for issuance under our equity compensation plan, as of December 31, 2021. On September 7, 2021, the Company completed a reverse stock split on a five (5) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average	available for future issuance
	outstanding options and	exercise price of	under equity compensation plans
	rights	outstanding options and	(excluding securities reflected in
Plan category	(a)	rights (b)	column (a)) (c)
Equity compensation plans approved by security holders	1,204,233	$5.56	2,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,204,233	$5.56	2,000,000

Equity Compensation Plan Descriptions

The Company currently has adopted and approved the 2021 Stock Incentive Plan and the 2021 Employee Stock Purchase Plan, the Amended 2020 Stock Option Plan and the 2020 Equity Incentive Plan. The intent of the Company and the Board is that while the Amended 2020 Stock Option Plan and the 2020 Equity Incentive Plan will continue in existence in relation to the options and awards previously granted thereunder, the Board will not grant future options or awards thereunder. Instead, moving forward, only the 2021 Stock Incentive Plan will be used for the grant of options and awards to eligible participants thereunder.

The following is a description of the plans.

Amended 2020 Stock Option Plan

The material features of the Amended 2020 Stock Option Plan are summarized below.

1.	Purpose of the Amended 2020 Stock Option Plan. The purpose of the Amended 2020 Stock Option Plan is to encourage share ownership by directors, senior officers and employees, together with consultants, who are primarily responsible for the management and growth of the Company. The number of shares, the exercise price per Common Share, the vesting period and any other terms and conditions of options granted pursuant to the Amended 2020 Stock Option Plan, from time to time, are determined and approved by the Board at the time of the grant, subject to the defined parameters of the Amended 2020 Stock Option Plan.
2.	Maximum Plan Shares. The maximum aggregate number of shares that may be reserved for issuance pursuant to the exercise of options granted under the Amended 2020 Stock Option Plan shall not exceed ten percent (10%) of the issued and outstanding shares of the Company at the time of the grant. Notwithstanding the foregoing, the maximum aggregate number of shares which may be reserved for issuance as “Incentive Stock Options” (as defined in the Amended 2020 Stock Option Plan) granted under the Amended 2020 Stock Option Plan and all other plans of the Company and of any parent or subsidiary of the Company shall not exceed 699,424 shares.
3.	Grant of Options. The Amended SOP is administered by the Board (or any committee to which the Board has delegated authority) and provides for grants of options to eligible participants in the discretion of the Board. The term and vesting provisions of any options will be fixed by the Board at the time of grant, subject to the terms of the Amended 2020 Stock Option Plan.
4.	Eligibility and Limitations. The following restrictions on issuances of options are applicable under the Amended 2020 Stock Option Plan: (a) no eligible participant will be granted options to acquire more than five percent (5%) of the issued and outstanding common shares of the Company in any twelve (12) month period, unless the Company has obtained disinterested shareholder approval; and (b) in any twelve (12) month period, options granted to all eligible participants conducting investor relations activities may not exceed two percent (2%) of the issued and outstanding common shares, calculated at the date such options are granted.
5.	Maximum Percentage to Insiders. The Company may not reserve for issuance such number of common shares pursuant to options granted to insiders at any point in time that exceeds ten percent (10%) of the issued and outstanding common shares of the Company nor can the Company grant to insiders, within a twelve (12) month period, an aggregate number of options, which exceeds ten percent (10%) of the issued and outstanding common shares of the Company as at the time of grant.
6.	Exercise Price. The exercise price of an option will be set by the Board at the time such option is granted under the Amended 2020 Stock Option Plan, and cannot be less than the Fair Market Value (defined in the Amended 2020 Stock Option Plan as a price that is determined by the Board, and no less than 110% of Fair Market Value of a share on the grant date with respect to incentive stock options granted to a shareholder holding more than 10% of the shares.
7.	Vesting of Options. Vesting of options shall be at the discretion of the Board and, in the absence of a vesting schedule being specified at the time of grant, options shall vest immediately. Where applicable, vesting of options will generally be subject to the participant remaining employed by or continuing to provide services to the Company or any of its affiliates as well as, at the discretion of the Board, achieving certain milestones which may be defined by the Board from time to time. Options granted to eligible participants conducting investor relations activities shall vest in stages over a period that is not less than twelve (12) months, and with no more than 25% of the total options granted vesting in any applicable three (3) month period.
8.	Term and Expiry. The exercise period of each option cannot exceed ten (10) years. Upon termination of employment of the eligible participant all rights to purchase shares of the Company pursuant to the options granted under the Amended 2020 Stock Option Plan shall expire and terminate immediately except as follows: (a) expiry and termination of the granted options has been otherwise determined in the discretion of the Board or by the participant’s option granting agreement; (b) upon the death, disability or leave of absence of a participant, any vested options held by such participant will be exercisable by the participant’s lawful personal representatives, heirs or executors until the earlier of ninety (90) days after the date of death and the date of expiration of the term otherwise applicable to such options; (c) an option granted to any participant will expire thirty (30) days (or such other time, as shall be determined by the Board) after the termination of the participant’s continuous service; and (d) if a participant is dismissed for cause, such participant’s options, whether or not vested at the date of dismissal, will immediately terminate without the right to exercise such options.
9.	Disinterested Shareholder Approval. The Company will be required to obtain disinterested shareholder approval prior to any of the following actions – whether by reason of an amendment to the Amended Option Plan or otherwise – becoming effective: (a) the Amended Option Plan, together with all of the Company’s other previous compensation arrangements, could result at any time in: (i) the aggregate number of Common Shares reserved for issuance under options granted to insiders of the Company exceeding ten percent (10%) of the issued and outstanding Common Shares; (ii) the number of Common Shares issued to insiders upon exercise of options within a one (1) year period exceeding ten percent (10%) of the issued and outstanding Common Shares; or (iii)

the issuance to any one Service Provider, within a twelve (12) month period, of a number of Common Shares exceeding 5% of the issued and outstanding Common Shares; or (b) any reduction in the exercise price of an option previously granted to an insider
10.	Adjustments. The Amended 2020 Stock Option Plan also provides for adjustments to outstanding options in the event of certain corporate events, including but not limited to, any consolidation, subdivision, conversion or exchange of the Company’s shares.
11.	Amendments. The Amended 2020 Stock Option Plan provides that it may be amended by the Board or the Compensation Committee without stockholder approval, (i) correct typographical errors; (ii) clarify existing provisions of the 2020 Stock Option Plan, which clarifications do not have the effect of altering the scope, nature or intent of such provisions; and (iii) maintain compliance with any applicable laws. No such amendment, suspension or termination shall adversely affect rights under any options previously granted without the consent of the optionees to whom such options were granted.
12.	Governing Law. The Amended 2020 Stock Option Plan is governed and construed in accordance with the laws of the State of Colorado and the federal laws of the United States applicable therein.

2020 Equity Incentive Plan

The material features of the 2020 Equity Incentive Plan are summarized below.

1.	Purpose of the Equity Incentive Plan. The purpose of the 2020 Equity Incentive Plan is to (a) enable the Company to attract and retain the types of employees, consultants and directors (collectively, the “EIP Recipients” and each, an “EIP Recipient”) who will contribute to the Company’s long term success; (b) provide incentives that align the interests of EIP Recipients with those of the security holders of the Company; and (c) promote the success of the Company's business.
2.	Available Awards. Awards that may be granted under the Equity Incentive Plan include: (a) stock options, (b) restricted awards, (c) performance share units, and other equity-based awards (collectively, “EIP Awards”).
3.	Maximum Plan Shares. The maximum aggregate number of shares available for issuance pursuant to the exercise of the EIP Awards granted under the 2020 Equity Incentive Plan is 699,424 shares. The maximum aggregate number of shares which may be reserved for issuance as “Incentive Stock Options” (as defined under the 2020 Equity Incentive Plan) granted under the 2020 Equity Incentive Plan and all other plans of the Company and of any parent or subsidiary of the Company shall not exceed 699,424 shares.
4.	Grant of EIP Awards. The 2020 Equity Incentive Plan is administered by the Board (or any committee to which the Board has delegated authority) and provides for grants of EIP Awards to EIP Recipients in the discretion of the Board. The term and vesting provisions of any options or EIP Awards will be fixed by the Board at the time of grant, subject to the terms of the 2020 Equity Incentive Plan.
5.	Limitations on Issue. The following restrictions on issuances of EIP Awards are applicable under the 2020 Equity Incentive Plan: (a) no eligible award recipient will be granted EIP Awards to acquire more than five percent (5%) of the issued and outstanding shares of the Company in any twelve (12) month period, unless the Company has obtained disinterested shareholder approval; (b) no consultant or EIP Recipient conducting investor relations activities (may be granted options to acquire more than two percent (2%) of the issued and outstanding common stock in any twelve (12) month period; and (c) the Company and the EIP Recipient granted the EIP Award are responsible for ensuring and confirming the EIP Recipient is a bona fide employee, consultant or management company employee.
6.	Maximum Percentage to Insiders. The Company may not reserve for issuance such number of shares pursuant to EIP Awards granted to insiders at any point in time that exceeds ten percent (10%) of the issued and outstanding shares of the Company nor can the Company grant to insiders, within a twelve (12) month period, an aggregate number of EIP Awards, which exceeds ten percent (10%) of the issued and outstanding shares of the Company as at the time of grant, unless prior to such grant the Company has obtained disinterested shareholder approval.
7.	Exercise Price. The exercise price of an option will be set by the Board at the time such option is granted under the 2020 Equity Incentive Plan, and cannot be less than the Fair Market Value (defined in the 2020 Equity Incentive Plan as a price that is determined by the Board, and no less than 110% of Fair Market Value of a share on the grant date with respect to incentive stock options granted to a shareholder holding more than 10% of the shares.
8.	Vesting of Options. Vesting of options shall be at the discretion of the Board and, in the absence of a vesting schedule being specified at the time of grant, options shall vest immediately. Where applicable, vesting of options will generally be subject to the participant remaining employed by or continuing to provide services to the Company or any of its affiliates as well as, at the discretion of the Board, achieving certain milestones which may be defined by the Board from time to time. Options granted to eligible participants conducting investor relations activities shall vest in stages over a period that is not less than twelve (12) months, and with no more than 25% of the total options granted vesting in any applicable three (3) month period.
9.	Term and Expiry of Options. The exercise period of each option cannot exceed ten (10) years. Upon termination of an EIP Recipient’s continuous service all rights to purchase shares of the Company pursuant to the options granted under the 2020 Equity Incentive Plan shall expire and terminate immediately except as follows: (a) expiry and termination of the granted options has been otherwise determined in the discretion of the Board or by the EIP Recipient’s option granting agreement; (b) upon the death, disability or leave of absence of an EIP Recipient any vested options held by such EIP Recipient will be exercisable by the EIP Recipient’s lawful personal representatives, heirs or executors until the earlier of ninety (90) days after the date of death and the date of expiration of the term otherwise applicable to such options; (c) an option granted to any EIP Recipient will expire thirty (30) days (or such other time, as shall be determined by the Board) after the termination of the EIP Recipient’s continuous service; and (d) if an EIP Recipient is dismissed for cause, such EIP Recipient’s options, whether or not vested at the date of dismissal, will immediately terminate without the right to exercise such options.
10.	Restricted Awards. The Board may, from time to time, grant restricted share units (“RSU”) to EIP Recipients, which require no share issuance by the Company at the time of such grant, carry no voting rights, and neither preclude nor entitle further RSU issuance to the EIP Recipient. At the discretion of the Board, each RSU may be credited with cash and stock dividends paid by the Company in respect of one share, which shall be evidenced in the EIP Recipient’s share unit account, and distributed, upon settlement of such RSU after the date on which they vest, in cash or at the discretion of the Board, in shares for the fair market value equivalent of such cash distribution, such shares to be either issued from treasury, purchased in the open market, or any combination thereof. The RSUs shall be subject to forfeiture until vested, such vesting schedule to be determined for each grant of RSUs in the discretion of the Board, which may provide for acceleration of vesting upon the occurrence of specified events.
11.	Performance Share Units. The Board may, from time to time, grant performance share units (“PSU”) to EIP Recipients, which require no share issuance by the Company at the time of such grant, carry no voting rights, and neither preclude nor entitle further PSU issuance to the EIP Recipient. The Board in its discretion shall determine: (i) the number of shares subject to a PSU granted to any EIP Recipients; (ii) the specified performance goals and other conditions as well as the time period to achieve such goals in order to earn to a PSU; and (iii) the other terms, conditions and restrictions of the PSU.
12.	Other Equity-Based and Cash Awards. The Board may grant other equity-based awards, either alone or in tandem with other awards under the EIP, in such amounts and subject to such conditions as the Board shall determine in its sole discretion. Each such award shall be evidenced by an award agreement. The Board may grant cash awards to participants, such awards to be evidenced in such form as the Board may determine.

13.	Disinterested Shareholder Approval. Unless disinterested shareholder approval is obtained, under no circumstances shall the 2020 Equity Incentive Plan, together with all of the Company's other previously established or proposed stock option plans, employee stock purchase plans or any other compensation or incentive mechanisms involving the issuance or potential issuance of shares (including the Amended 2020 Option Plan), result in or allow at any time: (a) the number of shares reserved for issuance pursuant to EIP Awards granted to insiders (as a group) at any point in time exceeding 10% of the issued and outstanding shares; (b) the grant to insiders (as a group), within any 12 month period, of an aggregate number of EIP Awards exceeding 10% of the issued and outstanding shares at the time of the grant of the EIP Awards; (c) the issuance to any one EIP Recipient, within any 12 month period, of an aggregate number of EIP Awards exceeding 5% of the issued and outstanding shares at the time of the grant of the EIP Awards; (d) any individual EIP Award grant that would result in any EIP Recipient being granted EIP Awards to acquire or receive more than five percent (5%) of the issued and outstanding shares of the Company in any twelve (12) month period; or (e) any amendment to options held by insiders that would have the effect of decreasing the exercise price of such options.
14.	Adjustments. The 2020 Equity Incentive Plan also provides for adjustments to outstanding Awards in the event of certain corporate events, including but not limited to, any consolidation, subdivision, conversion or exchange of the Company’s shares.
15.	Amendments. The 2020 Equity Incentive Plan provides that the Board or the Compensation Committee without stockholder approval may make the following amendments: (i) amendments of a “housekeeping” or administrative nature, including any amendment for the purpose of curing any ambiguity, error or omission in the 2020 Equity Incentive Plan, or to correct or supplement any provision of the 2020 Equity Incentive Plan that is inconsistent with any other provision of the 2020 Equity Incentive Plan; (ii) amendments necessary to comply with the provisions of applicable law; (iii) amendments necessary for EIP Awards to qualify for favorable treatment under applicable tax laws; (iv) amendments to the vesting provisions of the 2020 Equity Incentive Plan or any EIP Award; (v) amendments to the termination or early termination provisions of the 2020 Equity Incentive Plan or any EIP Award, whether or not such EIP Award is held by an insider, provided such amendment does not entail an extension beyond the original expiry date of the EIP Award; and (vi) amendments necessary to suspend or terminate the 2020 Equity Incentive Plan.
16.	Governing Law. The 2020 Equity Incentive Plan is governed and construed in accordance with the laws of the State of Colorado and the Federal laws of the United States applicable therein.

2021 Stock Incentive Plan

The material features of the 2021 Stock Incentive Plan are summarized below.

1.	Purpose of the 2021 Stock Incentive Plan. The purpose of the 2021 Stock Incentive Plan is to promote the interests of the Company and its stockholders by aiding the Company in attracting and retaining employees, senior officers, consultants, advisors and non-employee Directors (collectively, the “Eligible Award Recipients” and each, an “Eligible Award Recipient”) capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company’s business and to compensate such persons through various stock based arrangements and provide them with opportunities for stock ownership in the Company, thereby aligning the interests of such persons with the Company’s stockholders.
2.	Available Awards. Awards that may be granted under the 2021 Stock Incentive Plan include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation right, (d) restricted stock and restricted stock units, and (e) performance share units (collectively, the “Awards”).
3.	Maximum Plan Shares. The maximum aggregate number of shares available for issuance pursuant to the exercise or vesting of the Awards granted under the 2021 Stock Incentive Plan is 2,000,000 shares. If any shares covered by an Award or to which an Award relates are not purchased or are forfeited or are reacquired by the Company, or if an Award otherwise terminates or is cancelled without delivery of any shares, then the number of shares counted against the aggregate number of shares available under the 2021 Stock Incentive Plan with respect to such Award, to the extent of any such forfeiture, reacquisition by the Company, termination or cancellation, shall again be available for granting Awards under the 2021 Stock Incentive Plan. In addition, any shares subject to any outstanding award under any prior stock plan (Amended 2020 Stock Option Plan or 2020 Equity Incentive Plan) that, on and after the date shareholders approve the 2021 Stock Incentive Plan, are not purchased or are forfeited, paid in cash or reacquired by the Company, or otherwise not delivered to the participant of such prior plans due to termination or cancellation of such award shall again be available for granting Awards under the 2021 Stock Incentive Plan. Awards that do not entitle the holder thereof to receive or purchase shares shall not be counted against the number of shares available for Awards under the 2021 Equity Incentive Plan.
4.	Limitations on Issue. Notwithstanding any provision to the contrary in the 2021 Incentive Stock Plan, the sum of the grant date fair value of equity based Awards (such value computed as of the date of grant in accordance with applicable financial accounting rules) and the amount of any cash based compensation granted to a non-employee director during any calendar year shall not exceed $500,000. The independent members of the Board may make exceptions to this limit for a non-executive chair of the Board, provided that the non-employee Director receiving such additional compensation may not participate in the decision to award such compensation.
5.	Eligibility. Any Eligible Award Recipient shall be eligible to be designated as a participant under the 2021 Stock Incentive Plan. In determining which Eligible Award Recipients shall receive an Award and the terms of any Award, the Compensation Committee may take into account the nature of the services rendered by the respective Eligible Award Recipient, their present, and potential contributions to the success of the Company or such other factors as the Compensation Committee. An incentive stock option may only be granted to full time or part time employees. Such incentive stock option shall not be granted to an employee of an affiliate of the Company, unless such affiliate is also a “subsidiary corporation” of the Company.
6.	Composition of Eligible Award Recipients. The Company currently has approximately 135 employees, 3 senior officers, and 4 non-employee Directors who are eligible for the 2021 Stock Incentive Plan.
7.	Grant of Options. The 2021 Stock Incentive Plan is administered by the Compensation Committee and provides for grants of options to Eligible Award Recipients at the discretion of the Compensation Committee. The term and vesting provisions of any options will be fixed by the Compensation Committee at the time of grant, subject to the terms of the 2021 Stock Incentive Plan.
8.	Exercise Price. The exercise price of an option will be set by the Compensation Committee at the time such option is granted under the 2021 Stock Incentive Plan, and cannot be less than the 100% of the Fair Market Value (defined in the 2021 Stock Incentive Plan as a price that is determined by the Committee, provided that if the Shares are traded on a securities exchange, the Fair Market Value of a share as of a given date shall be the closing price of one share as reported on the securities exchange where the shares are then listed on such date or, if the applicable securities exchange is not open for trading on such date, on the most recent preceding date when such exchange is open for trading; the Compensation Committee may designate a purchase price below Fair Market Value on the date of grant if the option is granted in substitution for a stock option previously granted by an entity that is acquired by or merged with the Company or a subsidiary) of a share on the grant date, and no less than 110% of the Fair Market Value of a share on the grant date with respect to incentive stock options granted to a shareholder holding more than 10% of the shares.
9.	Term and Expiry of Options. The exercise period of each option cannot exceed ten (10) years. If an Eligible Award Recipient’s service with the Company and all Affiliates terminates for any reason during the term, then the Eligible Award Recipient’s Option shall expire on the earliest of the following dates: (a) the Option’s term expiry date fixed by the Committee at the date of grant; (b) the date an Eligible Award Recipient’s service is terminated for cause; or (c) the date twelve months after the termination of the Eligible Award Participant’s service for any reason other than cause, or such earlier date or dates as the Compensation Committee may determine and specify in the applicable award agreement at the date of grant.
10.	Time and Method of Exercise. The Compensation Committee shall determine the time or times at which an Option may be exercised in whole or in part and the method or methods by which, and the form or forms, including, but not limited to, cash, bank draft or certified cheque at the time of such exercise, in an amount equal to the applicable exercise price, in which, payment of the exercise price with respect thereto may be made or deemed to have been made. Notwithstanding the foregoing, the Committee may not accept a promissory note as consideration.
11.	Net Exercises. The terms of any Option may be written to permit the Option to be exercised by delivering to the Eligible Award Recipient a number of shares having an aggregate Fair Market Value (determined as of the date of exercise) equal to the excess, if any, of the Fair Market Value of the shares underlying the Option being exercised, on the date of exercise, over the exercise price of the Option for such shares.
12.	Death of Eligible Award Participant. If an optionee who has been granted Options ceases to be employed by the Company because of the death of such optionee, such Option will cease to be qualified as an Option as of the date that is one year after the date of death (or upon the expiration of the term of such Option, if earlier).
13.	Incentive Stock Options. The following provisions apply to incentive stock options under the 2021 Stock Incentive Plan (“Incentive Stock Options”):
o	To the extent that the aggregate Fair Market Value (determined at the time of grant) of the shares with respect to which Incentive Stock Options are exercisable for the first time by any Eligible Award Participant during any calendar year (under all plans of the Company and any Affiliates) exceeds $100,000 (or such other limit established in the United States Internal Revenue Code (the “Code”)) or otherwise does not comply with the rules governing Incentive Stock Options, the Options or portions thereof that exceed such limit (according to the order in which they were granted) or otherwise do not comply with such rules will be treated as Non-Qualified Stock Options, notwithstanding any contrary provision of the applicable Award Agreement(s).
o	All Incentive Stock Options must be granted within ten years from the earlier of the date on which the 2021 Stock Incentive Plan was adopted by the Board or the date the Stock Incentive Plan was approved by the Shareholders of the Company.
o	Unless sooner exercised, all Incentive Stock Options shall expire and no longer be exercisable no later than 10 years after the date of grant; provided, however, that in the case of a grant of an Incentive Stock Option to a Eligible Award Participant who, at the time such Option is granted, owns (within the meaning of Section 422 of the Code) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its affiliates, such Incentive Stock Option shall expire and no longer be exercisable no later than five years from the date of grant.
o	The purchase price per share for an Incentive Stock Option shall be not less than 100% of the Fair Market Value of a share on the date of grant of the Incentive Stock Option; provided, however, that, in the case of the grant of an Incentive Stock Option to a Eligible Award Participant who, at the time such Option is granted, owns (within the meaning of Section 422 of the Code) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its affiliates, the purchase price per share purchasable under an Incentive Stock Option shall be not less than 110% of the Fair Market Value of a share on the date of grant of the Incentive Stock Option.
o	Any Incentive Stock Option authorized under the 2021 Stock Incentive Plan shall contain such other provisions as the Compensation Committee shall deem advisable, but shall in all events be consistent with and contain all provisions required in order to qualify the Option as an Incentive Stock Option.
14.	Stock Appreciation Rights. A stock appreciation right may be granted and confer on the holder a right to receive upon exercise a cash amount equal to excess of (i) the Fair Market Value of one share on the date of exercise, or a value determined by the Compensation Committee, over (ii) the grant price of the stock appreciation right as specified by the Compensation Committee, which price shall not be less than 100% of the Fair Market Value of one share on the date of grant of such stock appreciation right; provided that the Compensation Committee may designate a grant price below Fair Market Value on the date of grant if the stock appreciation right is granted in substitution for a stock appreciation right previously granted by an entity that is acquired by or merged with the Company or an affiliate of the Company. Subject to the terms of the 2021 Stock Incentive Plan and any applicable Award agreement, the grant price, term, dates of exercise and any other terms and conditions of any stock appreciation right shall be as determined by the Compensation Committee (except that the term of each stock appreciation right shall be subject to the limitations on term applicable to Options and grant limitations applicable to Awards generally). However, stock appreciation rights may not contain features providing for dividend equivalent rights other than equitable adjustments. The Compensation Committee may impose such conditions or restrictions on the exercise of any stock appreciation right as it may deem appropriate.
15.	Restricted Stock and Restricted Stock Units. The Compensation Committee may, from time to time, grant restricted stock or restricted stock units, which include performance share units and deferred share units, to Eligible Award Recipients.
o	Restrictions. Shares of restricted stock and restricted stock units shall be subject to such restrictions as the Compensation Committee may impose (including, without limitation, any limitation on the right to vote a share of restricted stock or the right to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Compensation Committee may deem appropriate. Vesting of such Awards may, at the Compensation Committee’s discretion, be conditioned upon the Eligible Award Recipient’s completion of a specified period of service with the Company or an Affiliate, or upon the achievement of one or more performance goals established by the Compensation Committee, or upon any combination of service based and performance based conditions. Notwithstanding the foregoing, rights to dividend equivalent payments shall be subject to limitations. Restricted stock units may be settled upon vesting or on a deferred basis, in each case in accordance with rules and procedures established by the Compensation Committee and specified in an Award agreement.
o	Issuance and Delivery of Shares. Any restricted stock granted under the 2021 Stock Incentive Plan shall be issued at the time such Awards are granted and may be evidenced in such manner as the Compensation Committee may deem appropriate, including book entry registration or issuance of a stock certificate or certificates, which certificate or certificates shall be held by the Company or held in nominee name by the stock transfer agent or brokerage service selected by the Company to provide such services for the 2021 Stock Incentive Plan. Such certificate or certificates shall be registered in the name of the Eligible Award Recipient and shall bear an appropriate legend referring to the restrictions applicable to such restricted stock. Shares representing restricted stock that are no longer subject to restrictions shall be delivered (including by updating the book entry registration) to the Eligible Award Recipient promptly after the applicable restrictions lapse or are waived. In the case of restricted stock units, no shares shall be issued at the time such Awards are granted. Upon the lapse or waiver of all restrictions and the restricted (or deferred) period relating to restricted stock units evidencing the right to receive shares, such shares (or a cash payment equal to the Fair Market Value of the shares) shall be issued and delivered to the holder of the restricted stock units.
16.	Consideration for Awards. Awards may be granted for no cash consideration or for any cash or other consideration as may be determined by the Compensation Committee or required by applicable law.
17.	Limits on Transfer of Awards. No Award (other than fully vested and unrestricted shares issued pursuant to any Award) and no right under any such Award shall be transferable by an Eligible Award Recipient other than by will or by the laws of descent and distribution, and no Award (other than fully vested and unrestricted shares issued pursuant to any Award) or right under any such Award may be pledged, alienated, attached or otherwise encumbered, and any purported pledge, alienation, attachment or encumbrance thereof shall be void and unenforceable against the Company or any affiliate. The Compensation Committee shall have the discretion to permit the transfer of Awards; provided, however, that such transfers shall be in accordance with the rules of Form S-8 and provided, further, that such transfers shall not be made for consideration to the Eligible Award Recipient. The Committee may also establish procedures as it deems appropriate for an Eligible Award Recipient to designate a person or persons, as beneficiary or beneficiaries, to exercise the rights of the Eligible Award

Recipient and receive any property distributable with respect to any Award in the event of the Eligible Award Recipient’s death.
18.	Restrictions; Securities Exchange Listing. All shares or other securities delivered under the 2021 Stock Incentive Plan pursuant to any Award or the exercise thereof shall be subject to such restrictions as the Committee may deem advisable under the 2021 Stock Incentive Plan, applicable federal or state securities laws and regulatory requirements, including the policies of any applicable exchange, and the Compensation Committee may cause appropriate entries to be made with respect to, or legends to be placed on the certificates for, such Shares or other securities to reflect such restrictions.
19.	Prohibition on Option and Stock Appreciation Right Repricing. The Compensation Committee may not, without prior approval of the Company’s shareholders, seek to effect any re-pricing of any previously granted, “underwater” Option or Stock Appreciation Right by: (i) amending or modifying the terms of the Option or Stock Appreciation Right to lower the exercise price; (ii) canceling the underwater Option or Stock Appreciation Right and granting either (A) replacement Options or Stock Appreciation Rights having a lower exercise price; or (B) Restricted Stock, Restricted Stock Units or other Awards in exchange; or (iii) cancelling or repurchasing the underwater Option or Stock Appreciation Right for cash or other securities. An Option or Stock Appreciation Right will be deemed to be “underwater” at any time when the Fair Market Value of the shares covered by such Award is less than the exercise price of the Award.
20.	Adjustments. The 2021 Stock Incentive Plan also provides for adjustments to outstanding Awards in the event of certain corporate events, including but not limited to, any consolidation, subdivision, conversion or exchange of the Company’s shares.
21.	Amendments to the Plan and Awards. The Board may from time to time amend, suspend or terminate the 2021 Stock Incentive Plan, and the Compensation Committee may amend the terms of any previously granted Award, provided that no amendment to the terms of any previously granted Award may, except as expressly provided in the 2021 Stock Incentive Plan, or with the written consent of the Eligible Award Recipient or holder thereof, adversely alter or impair the terms or conditions of the Award previously granted to an Eligible Award Recipient under the 2021 Stock Incentive Plan. Any amendment to this 2021 Stock Incentive Plan, or to the terms of any Award previously granted, is subject to compliance with all applicable laws, rules, regulations and policies of any applicable governmental entity or securities exchange, including receipt of any required approval from the governmental entity or stock exchange. The 2021 Stock Incentive Plan provides for certain amendments that the Board and Compensation Committee can make without seeking stockholder approval including amendments to: (i) amend the eligibility for, and limitations or conditions imposed upon, participation in the 2021 Stock Incentive Plan; (ii) amend any terms relating to the granting or exercise of Awards, including but not limited to terms relating to the amount and payment of the exercise price, or the vesting, expiry, assignment or adjustment of Awards, or otherwise waive any conditions of or rights of the Company under any outstanding Award, prospectively or retroactively; (iii) add or amend any terms relating to the provision of financial assistance to participants or resulting in participants receiving securities of the Company while no cash consideration is received by the Company; (iv) make changes that are necessary or desirable to comply with applicable laws, rules, regulations and policies of any applicable governmental entity or stock exchange (including amendments to Awards necessary or desirable to maximize any available tax deduction or to avoid any adverse tax results, and no action taken to comply with such laws, rules, regulations and policies shall be deemed to impair or otherwise adversely alter or impair the rights of any holder of an Award or beneficiary thereof); or (v) amend any terms relating to the administration of the 2021 Stock Incentive Plan, including the terms of any administrative guidelines or other rules related to the 2021 Stock Incentive Plan.
22.	Governing Law. The internal law, and not the law of conflicts, of the State of Nevada shall govern all questions concerning the validity, construction and effect of the 2021 Stock Incentive Plan or any Award, and any rules and regulations relating to the 2021 Stock Incentive Plan or any Award.
23.	Term of the Plan. No Award shall be granted under the 2021 Stock Incentive Plan and the 2021 Stock Incentive Plan will terminate on the date that is ten (10) years after the effective date of the 2021 Stock Incentive Plan.

2021 Employee Stock Purchase Plan

The material features of the 2021 Employee Stock Purchase Plan are summarized below.

1.	Purpose of the 2021 Employee Stock Purchase Plan. The 2021 Employee Stock Purchase Plan was adopted to provide employees of the Company and certain subsidiaries with an opportunity to purchase the Company’s shares through accumulated payroll deductions (collectively, the “Eligible Employees” and each, an “Eligible Employee”). It is the intention of the Company to have the 2021 Employee Stock Purchase Plan and the offerings thereunder qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The provisions of the offerings, accordingly, will be construed so as to extend and limit 2021 Employee Stock Purchase Plan participation in a uniform and nondiscriminatory basis consistent with the requirements of Section 423 of the Code.
2.	Maximum Plan Shares. The maximum aggregate number of shares available for sale pursuant to the 2021 Employee Stock Purchase Plan is two million (2,000,000) shares.
3.	Eligibility. Any individual who is an Eligible Employee on the first trading day of each offering period (the “Offering Date”), which commences on February 1, May 1, August 1, and November 1, will be eligible to participate in the 2021 Employee Stock Purchase Plan. An Eligible Employee is any individual who is a common law employee of the Company and is customarily employed for at least twenty (20) hours per week, not including any individual who performs services for the Company or any certain subsidiary of the Company pursuant to (i) an agreement that classifies such individual’s relationship with the Company or certain subsidiary of the Company as other than an employee or (ii) a collective bargaining agreement that provides for the exclusion of such individual from participation in the 2021 Employee Stock Purchase Plan.
4.	Composition of Eligible Employees. The Company currently has approximately 138 employees who are eligible for the 2021 Employee Stock Purchase Plan.
5.	Offering Periods. The 2021 Employee Stock Purchase Plan will be implemented by consecutive “Offering Periods”, and unless the administrator provides otherwise, Offering Periods will have a duration of approximately three months (i) commencing on the first trading day on or after February 1 and terminating on the last trading day in the period ending the following April 30; (ii) commencing on the first trading day on or after May 1 and terminating on the last trading day in the period ending the following July 31; (iii) commencing on the first trading day on or after August 1 and terminating on the last trading day in the period ending the following October 31; and (iv) commencing on the first trading day on or after November 1 and terminating on the last trading day in the period ending the following January 31, continuing thereafter until terminated in accordance with Section 20 hereof. The first Offering Period under the 2021 Employee Stock Purchase Plan will be determined by the administrator. The administrator will have the power to change the duration of Offering Periods (including the commencement dates thereof) with respect to future offerings without shareholder approval if such change is announced prior to the scheduled beginning of the first Offering Period to be affected thereafter.
6.	Payroll Deductions. Eligible Employees may purchase shares by means of payroll deduction of an amount not exceeding twenty (20) percent of the employee’s compensation during the Offering Period. Compensation means, in general, base straight time gross earnings, exclusive of payments for overtime, shift premium, incentive compensation, incentive payments, bonuses, and other compensation. After initial enrollment in the plan, payroll deductions will continue from the first pay day following the Offering Date and will end on the last pay day prior to the last trading day of each purchase period (the “Exercise Date”) to which such authorization is applicable, unless sooner terminated by the employee. The amounts deducted will be credited to the participant’s account under the plan, and no interest on the deducted amounts will be paid.
7.	Grant and Exercise of Option to Purchase Shares. On the Offering Date, the Company is deemed to grant each participant a non-transferable option to purchase, on the “Exercise Date”, the amount of shares determined by dividing such Eligible Employee’s payroll deductions accumulated prior to such Exercise Date and retained in the Eligible Employee’s account as of the Exercise Date by the applicable purchase price; provided that in no event will an Eligible Employee be permitted to purchase during each offering period more than fifteen-thousand (15,000) shares. Unless, withdrawn, the option to purchase will be exercised automatically on the Exercise Date, and the maximum number of full shares subject to the option to purchase will be purchased. No fractional shares will be purchased; any payroll deductions accumulated in an employee’s account which are not sufficient to purchase a full share will be retained in the employee’s account for the subsequent option offering, subject to earlier withdrawal by the employee. Any other funds left over in an employee’s account after the Exercise Date will be returned to the employee. During an employee’s lifetime, the employee’s option to purchase shares under the 2021 Employee Stock Purchase Plan is exercisable only by him or her.
8.	Withdrawal. An Eligible Employee may withdraw all but not less than all of the payroll deductions credited to his or her account and not yet used to exercise his or her option under the 2021 Employee Stock Purchase Plan at any time by providing notice to the plan administrator. All of the employee’s payroll deductions credited to his or her account will be paid to such employee as promptly as practicable after receipt of notice of withdrawal and such employee’s option for the offering period will be automatically terminated, and no further payroll deductions for the purchase of shares will be made for such offering period. An employee’s withdrawal from an offering will not have any effect upon his or her eligibility to participate in any similar plan which may thereafter be adopted by the Company or in succeeding offerings which commence after the termination of the offering from which the employee withdraws.
9.	Delivery. As soon as reasonably practicable after each Exercise Date on which a purchase of shares occurs, the Company will arrange the delivery to each participant, as appropriate, of the shares purchased upon exercise of his or her option in a form determined by the administrator (in its sole discretion) and pursuant to rules established by the administrator. The Company may permit or require that shares be deposited directly with a broker designated by the Company or to a designated agent of the Company, and the Company may utilize electronic or automated methods of share transfer. The Company may require that shares be retained with such broker or agent for a designated period of time and/or may establish other procedures to permit tracking of disqualifying dispositions of such shares.
10.	Termination of Employment. If a participant ceases to be an employee for any reason during an offering period, his or her outstanding option to purchase shares under the plan will immediately terminate, his or her payroll deductions will immediately cease, and all amounts previously collected from the participant during the offering period will be refunded.
11.	Death of Participant. In the event of the death of a participant, the Company shall, subject to local law, deliver any remaining cash balance to the executor or administrator of the estate of the participant, or if no such executor or administrator has been appointed (to the knowledge of the Company), the Company, in its discretion, may deliver such cash balance to the spouse or to any one or more dependents or relatives of the participant, or if no spouse, dependent or relative is known to the Company, then to such other person as the Company may designate. All shares held by a broker or designated agent of the Company shall be delivered, subject to local law, to such beneficiary named under the brokerage or agent account (or if there is no such beneficiary, as provided under the account).
12.	Administration. The plan is administered the Compensation Committee. The Compensation Committee will have full and exclusive discretionary authority to determine how and when the option to purchase shares shall be granted and the terms for such offering; to designate which certain subsidiary shall be eligible to participate in the 2021 Employee Stock Purchase Plan; to construe, interpret, and apply the terms of the 2021 Employee Stock Purchase Plan; to determine eligibility and to adjudicate all disputed claims filed under the 2021 Employee Stock Purchase Plan; to adopt rules and procedures relating to the operation and administration of the 2021 Employee Stock Purchase Plan; to adopt procedures and sub-plans as necessary or appropriate to permit participation in the 2021 Employee Stock Purchase Plan by employees who are foreign nationals or employed outside the United States; and to exercise powers and to perform acts as the Committee deems necessary to promote the interest of the Company and to carry out the intent of the 2021 Employee Stock Purchase Plan.

13.	Non-Assignability. Neither payroll deductions credited to a participant’s account nor any rights to acquire shares under the 2021 Employee Stock Purchase Plan may be assigned, transferred, pledged or otherwise disposed of by participants other than by will or the laws of descent and distribution and rights to acquire shares may be exercised only by a participant during the lifetime of a participant. The 2021 Employee Stock Purchase Plan custodian will maintain accounts only in the names of the participants.
14.	Adjustments. The 2020 Employee Stock Purchase Plan also provides for adjustments to the number of shares to be delivered under the 2020 Employee Stock Purchase Plan in the event of certain corporate events, including but not limited to, any consolidation, subdivision, conversion or exchange of the Company’s shares
15.	Amendment or Termination. The Board may terminate or amend the 2021 Employee Stock Purchase Plan and any rights to acquire shares under the 2021 Employee Stock Purchase Plan at any time for any reason. Without stockholder consent, the Board will be entitled to change the offering periods, limit the frequency and/or number of changes in the amount withheld during an offering period, establish the exchange ratio applicable to amounts withheld in a currency other than U.S. dollars, permit payroll withholding in excess of the amount designated by a participant in order to adjust for delays or mistakes in the Company’s processing of properly completed withholding elections, establish reasonable waiting and adjustment periods and/or accounting and crediting procedures to ensure that amounts applied toward the purchase of shares for each participant properly correspond with amounts withheld from the participant’s compensation, and establish such other limitations or procedures as the Board determines in its sole discretion advisable which are consistent with the 2021 Employee Stock Purchase Plan. If the offering periods are terminated prior to expiration, all amounts then credited to employees’ accounts which have not been used to purchase shares will be returned to the employees (without interest thereon, except as otherwise required under local laws) as soon as administratively practicable.
16.	Term of Plan. The 2021 Employee Stock Purchase Plan will become effective upon its adoption by the Board, but no Offerings will be treated as qualified under Section 423 of the Code unless the 2021 Employee Stock Purchase Plan has been approved by the stockholders of the Company. The Plan will continue in effect until terminated under or until no options are available for grants thereunder.
17.	Governing Law. The internal law, and not the law of conflicts, of the State of Nevada shall govern all questions concerning the validity, construction and effect of the 2021 Employee Stock Purchase Plan or any option, and any rules and regulations relating to the 2021 Employee Stock Purchase Plan or any option.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report. This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 11, 2022. This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

Overview

Assure is a best-in-class provider of outsourced intraoperative neurophysiological monitoring (“IONM”) and an emerging provider of remote neurology services that help make surgeries safer. The Company delivers a turnkey suite of clinical and operational services to support surgeons and medical facilities during invasive procedures. This includes scheduling of the interoperative neurophysiologist (“INP”) and supervising practitioner, real time monitoring, patient advocacy and subsequent billing for the services. IONM has been well established as a standard of care and risk mitigation tool for various surgical verticals such as neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat, and other surgical procures that place the nervous system at risk.

In 2021, Assure provided IONM services for approximately 258 surgeons in 150 hospitals and surgery centers located in: Arizona, Colorado, Kansas, Louisiana, Michigan, Missouri, Nebraska, Nevada, Pennsylvania, South Carolina, Texas and Utah. Our continued geographic expansion initiatives, including facility-wide outsourcing agreements with medical facilities and hospital networks, coupled with the surgical vertical expansion efforts, extending the Company’s reach into remote neurology services and selective acquisitions are expected to generate substantial growth opportunities going forward. In the future, it may be necessary for us to raise additional funds for the continuing development of our business plan.

The Company has financed its cash requirements primarily from revenues generated from its services, by utilizing debt facilities and from the sale of common stock.

See “Item 1. Business” for a complete description of our business.

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

The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the impact of COVID-19 on integration of acquisitions, expansion plans, implementation of telemedicine, restrictions on elective procedures, delays in payor remittance and increased regulations; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our financial expenditures in response to continued uncertainty. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of this Form 10-K.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table provides selected financial information from the condensed consolidated financial statements of income for the years ended December 31, 2021 and 2020. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Year Ended December 31,		Change	Change
	2021	2020	$	%
Revenue
Technical services	$16,742	$1,347	$15,395	1,142.9%
Professional services	8,051	(3,172)	11,223	353.8%
Other	4,399	5,349	(950)	(17.8)%
Total revenue	29,192	3,524	25,668	728.4%
Cost of revenues	14,318	7,912	6,406	81.0%
Gross margin	14,874	(4,388)	19,262	439.0%
Operating expenses
General and administrative	14,805	9,592	5,213	54.3%
Sales and marketing	1,082	1,209	(127)	(10.5)%
Depreciation and amortization	1,114	1,014	100	9.9%
Total operating expenses	17,001	11,815	5,186	43.9%
Loss from operations	(2,127)	(16,203)	14,076	86.9%
Other income (expenses)
Income (loss) from equity method investments	225	(1,194)	1,419	118.8%
Gain on Paycheck Protection Program loan	—	1,211	(1,211)	—%
Gain on extinguishment of acquisition debt	—	188	(188)	—%
Other income (expense), net	(46)	89	(135)	(151.7)%
Accretion expense	(556)	(782)	226	28.9%
Interest expense, net	(1,081)	(530)	(551)	104.0%
Total other expense	(1,458)	(1,018)	(440)	43.2%
Loss before income taxes	(3,585)	(17,221)	13,636	79.2%
Income tax benefit	829	2,185	(1,356)	(62.1)%
Net loss	$(2,756)	$(15,036)	$12,280	81.7%
Loss per share
Basic	$(0.24)	$(2.07)	$1.84	88.7%
Diluted	$(0.24)	$(2.07)	$1.84	88.7%
Weighted average number shares – basic	11,725,422	7,246,625	4,478,797	61.8%
Weighted average number shares – diluted	11,725,422	7,246,625	4,478,797	61.8%

EBITDA
Net loss	$(2,756)	$(15,036)	$12,280	81.7%
Interest expense, net	1,081	530	551	104.0%
Accretion expense	556	782	(226)	(28.9)%
Income tax benefit	(829)	(2,185)	1,356	(62.1)%
Depreciation and amortization	1,114	1,014	100	9.9%
EBITDA	$(834)	$(14,895)	$14,061	94.4%

Revenue

Total revenues for the years ended December 31, 2021 and 2020 were $29.2 million and $3.5 million, respectively, net of implicit price concessions. For the years ended December 31, 2021 and 2020, we recorded an allowance for implicit price concessions of $7.4 million and $27.3 million, respectively. The 2020 price concession was primarily related to a significant decline in the estimated revenue accrual rate based upon updated cash collection rates.

Technical and professional service revenue is recognized in the period in which IONM services are rendered, at net realizable amounts due from third party payors when collections are reasonably assured and can be estimated. The majority of the Company’s services are rendered on an out-of-network basis and billed to third-party insurers. We estimate out-of-network technical and professional revenue per case based upon our historical cash collection rates from private health insurance carriers. Our revenue estimation process for out-of-network revenue is based on the collection experience from insurance cases that are between 1-24 months old as management believes the more recent collection experience is more indicative of future per case collection rates.

For the year ended December 31, 2021, Assure managed approximately 17,400 cases compared to approximately 9,900 cases in the same period in the prior year, a 76% increase in managed case volume The increase is primarily related to organic sales growth in new markets such as Arizona, Nebraska and Nevada, the acquisition of Sentry on April 30, 2021, and the launch of tele neurologist services during the second quarter of 2021.

Other revenue consists of revenue from managed service arrangements on a contractual basis. Revenue from services rendered is recorded after services are rendered.

Cost of Revenues

Cost of revenues for the years ended December 31, 2021 were $14.3 million compared to $7.9 million for the same period in 2020, an 81% increase. During the year ended December 31, 2021, the number of neuromonitoring cases increased 76% compared to the year ended December 31, 2020 which drove the costs of revenues increase. Cost of revenues consist primarily of the cost of our internal billing and collection department, technologist and reader wages, third-party reader fees, internal and external collection costs and medical supplies. Technologist wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have ramped up this department and as the number of cases they are responsible for invoicing increases.

General and administrative

General and administrative expenses were $14.8 million and $9.6 million for the years ended December 31, 2021 and 2020, respectively. The increase period-to-period was primarily related to higher legal fees to support our Nasdaq listing, acquisition of Sentry in April 2021 and debt financing with Centurion, increased head count as we continued to build various administrative functions including accounting, human resources and information technologies to support our planned growth.  During the year ended December 31, 2021, we incurred legal and audit expenses related to the filing of our registration statement on Form S-1 and our initial Form 10-K with the Securities and Exchange Commission which are nonrecurring expenses.

Sales and marketing

Sales and marketing expenses remained consistent at $1.1 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively.

Depreciation and amortization

Depreciation and amortization expense was $1.1 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.  The increase is primarily related to the increase in ROU asset balances compared to the prior year.

Earnings (loss) from equity method investments

Assure recognizes its pro-rata share of the net loss generated by the non-wholly-owned PEs. During the year ended December 31, 2021, the Company recognized $225 thousand of income from equity method investments compared to $1.2 million of losses for the year ended December 31, 2020. The variance is primarily associated with recording of the previously mentioned implicit price concessions which were significantly larger in 2020 than 2021.

Gain on Paycheck Protection Program loan forgiveness

During April 2020, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.2 million. During November 2020, the Company filed an application for forgiveness of the PPP Loan. During December 2020, the Company was granted forgiveness of the PPP Loan. As of December 31, 2020, the Company recorded a gain on forgiveness of the PPP Loan of $1.2 million. There were no similar transactions during the year ended December 31, 2021 , however, the Company received notice in the first quarter of 2022, the remaining PPP loan of approximately $1.7 million was forgiven..

Gain on extinguishment of acquisition debt

During 2019, the Company acquired Neuro-Pro Monitoring for $7 million and was funded via promissory notes with the sellers of Neuro-Pro Monitoring. The Company repaid the promissory notes during December 2020 which is resulted in a gain on extinguishment of acquisition debt of $188 thousand. There were no similar transactions during the year ended December 31, 2021.

Accretion expense

The Company recorded non-cash accretion expense of $556 thousand and $782 thousand for the years ended December 31, 2021 and 2020, respectively.  The Company accretes the difference between the fair value of the convertible notes and the face value of the convertible debt over the term of the convertible note.

Interest expense, net

Interest expense, net was $1.1 million for the year ended December 31, 2021 compared to $530 thousand for the year ended December 31, 2020. The increase year-over-year is primarily due to higher outstanding debt balances.

Income tax benefit

For the year ended December 31, 2021 income tax benefit was $829 thousand compared to $2.2 million for the year ended December 31, 2020. The Company had an effective tax rate of 23.1% and 12.6% for the years ended December 31, 2021 and 2020, respectively. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Financial Position, Liquidity and Capital Resources

Our cash position as of December 31, 2021 was $4.0 million compared to the December 31, 2020 cash balance of $4.4 million. Working capital was $34.1 million as of December 31, 2021 compared to $17.4 million at December 31, 2020. We believe that our working capital balance and our estimated cash flows from operations during 2022 will support our operating activities and our obligations for the next 12 months. However, if we pursue continued rapid growth we do not expect our existing working capital will be sufficient and we may need to seek equity or debt financing. We rely on payments from multiple private insurers and hospital systems that have payment policies and payment cycles that vary widely and are subject to change. Because we are primarily an out-of-network biller to private insurance companies, the collection times for our claims can last in excess of 24 months. Accounts receivables outstanding greater than 24 months are fully reserved and written off.

For the year ended December 31, 2021, we collected approximately $14.3 million of cash from operations compared to collecting approximately $13.8 million in the same prior year period. As of December 31, 2021, accounts receivable, which are recorded net of implicit price concessions, was $27.8 million compared to $15.0 million at December 31, 2020.

The increase in our accounts receivable balance during 2021 is primarily due organic growth as we enter new markets, the impact of M&A, specifically the acquisition of Sentry in 2021 and the launch of our in-house tele neurology services.  When we enter new markets, we experience a time lag in credentialling with payors on average of four months. We experienced similar delays with the launch of our tele neurology services which began in the second quarter 2021. We received $308 thousand in cash distributions from the PE entities for the year ended December 31, 2021 compared to $558 thousand received for the same prior year period.

We financed our operations primarily from revenues generated from services rendered and through equity and debt financings. Our cash balance and projected cash flows from operations are expected to meet fund our current obligations and planned operating activities for the next 12 months.  During November 2021, we completed an $4.75 million equity financing. See Note 11 to the consolidated financial statements for a complete discussion.

Cash used in operating activities for the years ended December 31, 2021 was $13.4 million compared to $3.2 million for the same period in the preceding year. Cash was used to fund operations and to fund our growth strategy.

Cash provided by investing activities of $1 thousand for the year ended December 31, 2021 was related the PE distributions of $308, offset by payments related to the Sentry acquisition of $307.  Cash used in investing activities of $7.5 million for the year ended December 31, 2020 was primarily related to payments against the Neuro-Pro acquisition partially offset by the distributions received from the PEs.

Cash provided by financing activities of $13.0 million for the year ended December 31, 2021 was due to $10.4 million of net proceeds from the debenture, $1.7 million of proceeds from the Payroll Protection Program loan, and $5.1 million in proceeds from common stock issuances, offset by $4.1 million payments of bank debt. Cash provided by financing activities of $15.0 million for the year ended December 31, 2020 was primarily due to $9.6 million received from equity financings, $7.8 million of proceeds from our bank promissory note, line of credit, the term loan and issuance of convertible debentures, offset by $2.4 million of payments to the bank promissory note and line of credit.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations.

We have receivables from equity investments in PEs and other entities that are due and payable upon those entities collecting on their own accounts receivable. To the extent that these entities are unable to collect on their accounts receivable or there is an impairment in the valuation of those accounts receivable, the Company will need to reduce its related party receivables and/or its equity investments in the PEs.

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

Revenue Recognition and Collection Cycle

The Company recognizes revenue primarily from fees for IONM services provided. Revenue is recognized at a point in time upon satisfaction of the Company’s performance obligation to a customer, which is at the time of service. Revenue is based on the Company’s best estimate of the transaction price the Company expects to receive in exchange for the services rendered. Our estimate of the transaction price includes estimates of price concessions for such items as contractual allowances from third-party payors, potential adjustments that may arise from payment, and uncollectible amounts.

The Company performs a collection analysis for out-of-network billings to private insurance companies and adjusts its estimated transaction price if the collection rate is different from the amount recorded in previous periods. Historically, this analysis is performed quarterly.

The cash collection cycles of the Company are protracted due to the majority of its revenue being billed to third-party commercial insurance payers on an out-of-network basis. The collection cycle for IONM to out-of-network payers may require an extended period to maximize reimbursement on claims, which results in accounts receivable growth tied to the Company’s overall growth in technical and professional service revenues. The collection cycle may consist of multiple payments from out-of-network private insurance payers, as the collection process entails multiple rounds of denials, underpayments, appeals and negotiations as part of the process to maximize the reimbursement yield on claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months; as such, included in the Company’s allowance for implicit price concessions is an estimate of the likelihood that a portion of the Company’s accounts receivable may become uncollectible due to age. The Company continues collection efforts on claims aged over 24 months. Collections on claims are recorded as revenue in the period received as such collections represent a subsequent change to the initial estimation of the transaction price.

Technical and professional service revenue

Technical and professional service revenue is recognized at a point in time in which performance obligations are satisfied at the amount that reflects the consideration to which the Company expects to be entitled. Performance obligations are satisfied when IONM services are rendered. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party commercial insurers. Since allowable charges for services rendered out-of-network are not explicitly identified in the contract, the Company determines the transaction price based on standard charges for services provided, reduced by an estimate of contractual adjustments and implicit price concessions based on evaluating the payor mix, historical settlements and payment data for payor types and current economic conditions to calculate an appropriate net realizable value for revenue and accounts receivable. These estimates are subject to ongoing monitoring and adjustment based on actual experience with final settlements and collections and management revises its revenue estimates as necessary in subsequent periods.

For services rendered to patients that have insurance coverage and that the Company has an in-network contract with, the Company.

Other revenue

The Company recognizes revenue from managed service arrangements on a contractual basis. Revenue is recorded when the Company has completed its performance obligations, which is the time of service.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2021 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted” sections of Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in this Annual Report.

Subsequent Events

As of February 7, 2022, the Company voluntarily delisted from the TSX-V.

During January 2022, the Company received notice that its Paycheck Protection Plan loan in the amount of $1.7 million was forgiven.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Assure Holdings Corp.

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assure Holdings Corp. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2018. Irvine, California

March 11, 2022

ASSURE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$4,020	$4,386
Accounts receivable, net	27,810	14,965
Income tax receivable	136	150
Other current assets	151	618
Due from MSAs	5,886	4,856
Total current assets	38,003	24,975
Equity method investments	525	608
Fixed assets	85	356
Operating lease right of use asset	956	124
Finance lease right of use asset	743	608
Intangibles, net	3,649	4,115
Goodwill	4,448	2,857
Total assets	$48,409	$33,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,194	$2,871
Current portion of debt	515	4,100
Current portion of lease liability	702	521
Current portion of acquisition liability	306	—
Other current liabilities	—	96
Total current liabilities	3,717	7,588
Lease liability, net of current portion	1,482	772
Debt, net of current portion	13,169	2,251
Acquisition liability	459	—
Acquisition share issuance liability	—	540
Fair value of stock option liability	25	16
Performance share issuance liability	—	2,668
Deferred tax liability, net	601	599
Total liabilities	19,453	14,434
Commitments and contingencies (Note 17)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 180,000,000 shares authorized; 12,918,866 and 11,275,788 shares issued and outstanding, as of December 31, 2021 and 2020, respectively	13	11
Additional paid-in capital	43,387	30,886
Accumulated deficit	(14,444)	(11,688)
Total shareholders’ equity	28,956	19,209
Total liabilities and shareholders’ equity	$48,409	$33,643

See accompanying notes to consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue
Technical services	$13,527	$1,347
Professional services	12,330	(3,172)
Other	3,335	5,349
Total revenue	29,192	3,524
Cost of revenues	14,318	7,912
Gross margin	14,874	(4,388)
Operating expenses
General and administrative	14,805	9,592
Sales and marketing	1,082	1,209
Depreciation and amortization	1,114	1,014
Total operating expenses	17,001	11,815
Loss from operations	(2,127)	(16,203)
Other income (expenses)
Income (loss) from equity method investments	225	(1,194)
Gain on Paycheck Protection Program loan forgiveness	—	1,211
Gain on extinguishment of acquisition debt	—	188
Other income (expense), net	(46)	89
Accretion expense	(556)	(782)
Interest expense, net	(1,081)	(530)
Total other expense	(1,458)	(1,018)
Loss before income taxes	(3,585)	(17,221)
Income tax benefit	829	2,185
Net loss	$(2,756)	$(15,036)
Loss per share
Basic	$(0.24)	$(2.07)
Diluted	$(0.24)	$(2.07)
Weighted average number of shares used in per share calculation – basic	11,725,422	7,246,625
Weighted average number of shares used in per share calculation – diluted	11,725,422	7,246,625

See accompanying notes to consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,756)	$(15,036)
Adjustments to reconcile net loss to net cash used in operating activities
(Income) loss from equity method investments	(225)	1,194
Stock-based compensation	1,913	548
Depreciation and amortization	1,114	1,014
Amortization of debt issuance costs	93	—
Provision for stock option fair value	9	(50)
Gain on Paycheck Protection Program loan	—	(1,211)
Gain on extinguishment of acquisition debt	—	(188)
Accretion expense	556	782
Settlement of payables	—	40
Deferred income taxes, net	—	(1,561)
Change in operating assets and liabilities
Accounts receivable, net	(10,845)	15,898
Prepaid expenses	133	(116)
Right of use assets	48	(301)
Accounts payable and accrued liabilities	(920)	(1,494)
Due from MSAs	(1,071)	(2,573)
Lease liability	(500)	192
Income taxes	(846)	(388)
Other assets and liabilities	(76)	66
Net cash used in operating activities	(13,373)	(3,184)
Cash flows from investing activities
Purchase of fixed assets	—	(319)
Net cash paid for acquisitions	(307)	(7,736)
Distributions received from equity method investments	308	558
Net cash provided by (used in) investing activities	1	(7,497)
Cash flows from financing activities
Proceeds from exercise of stock options	19	19
Proceeds from share issuance, net	5,062	9,611
Proceeds from term loan	—	1,978
Repayment of term loan	—	(1,418)
Proceeds from Paycheck Protection Program loan	1,665	1,211
Proceeds from line of credit	—	2,122
Repayment of line of credit	—	(1,000)
Proceeds from debenture	10,360	—
Repayment of short term debt	(4,100)	—
Proceeds from convertible debenture	—	2,485
Net cash provided by financing activities	13,006	15,008
Increase (decrease) in cash	(366)	4,327
Cash at beginning of period	4,386	59
Cash at end of period	$4,020	$4,386
Supplemental cash flow information
Interest paid	$973	$498
Income taxes paid	$16	$55
Supplemental non-cash flow information
Purchase of equipment with finance leases	$431	$—
Settlement of performance share issuance liability	$2,668	$—
Settlement of acquisition share issuance liability	$540	$—
Convertible debt exercised for common shares	$60	$—

See accompanying notes to the consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	shareholders'
	Shares	Amount	Capital	(deficit)	equity
Balances, December 31, 2019	6,959,063	$7	$6,710	$3,348	$10,065
Exercise of stock options	10,000	—	19	—	19
Share issuance, net	3,296,725	3	9,612	—	9,615
Stock-based compensation	—	—	548	—	548
Equity component of convertible debt issuance	—	—	961	—	961
Tax impact of equity transactions	—	—	(388)	—	(388)
Fair value of finders’ warrants	—	—	46	—	46
Settlement of performance share liability	1,000,000	1	13,338		13,339
Settlement of payables	10,000	—	40	—	40
Net loss	—	—	—	(15,036)	(15,036)
Balances, December 31, 2020	11,275,788	$11	$30,886	$(11,688)	$19,209
Exercise of stock options	3,000	—	19	—	19
Share issuance, net	1,150,594	1	5,061	—	5,062
Share issuance, acquisition related	432,117	1	2,814	—	2,815
Stock-based compensation	—	—	1,913	—	1,913
Convertible debt converted into shares	13,384		60		60
Equity component of debenture issuance	—	—	1,203	—	1,203
Tax impact of equity transactions	—	—	(862)	—	(862)
Settlement of performance share liability	43,968	—	2,293	—	2,293
Other	15	—	—	—	—
Net loss	—	—	—	(2,756)	(2,756)
Balances, December 31, 2021	12,918,866	$13	$43,387	$(14,444)	$28,956

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

Neuromonitoring employs technologists who utilize technical equipment and their technical training to monitor EEG and EMG signals during surgical procedures and to pre-emptively notify the underlying surgeon of any nerve related issues that are identified. The technologists perform their services in the operating room during the surgeries. The technologists are certified by a third party accreditation agency.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Reverse Split

During September 2021, the Company effectuated a five-for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect the stock split. See Note 11 for additional discussion.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts for the year ended December 31, 2020 have been reclassified to conform to the 2021 presentation,

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

Revisions to accounting estimates are recognized in the period in which the estimate is revised and also in future periods when the revision affects both current and future periods. Significant assumptions, judgments, and estimates that management has made at the end of the reporting period that could result in a material adjustment to the carrying amounts of assets and liabilities in the event that actual results differ from assumptions made, relate to, but are not limited to, the following: patient service fees, net; hospital, management, and other revenue; accounts receivable; and due to/from related parties.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. The Company did not have any cash equivalents as of December 31, 2021 or 2020.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using weighted results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as future revenue growth rates, new product and technology introductions, gross margins, operating expenses, discount rates, future economic and market conditions, and other assumptions. The market approach estimates the fair value of the Company’s equity by utilizing the market comparable method which is based on revenue multiples from comparable companies in similar lines of business. The Company then compares the derived fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. There were no indications of impairment or impairment charges recorded by the Company during the years ended December 31, 2021 and 2020.

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

The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no indications of impairment or impairment charges recorded by the Company during the years ended December 31, 2021 and 2020.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and noncurrent lease liabilities in the Company’s consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components from lease components and instead to account for each separate lease component and its associated non-lease components as a single lease component.

Revenue Recognition and Collection Cycle

The Company recognizes revenue primarily from fees for IONM services provided. Revenue is recognized at a point in time upon satisfaction of the Company’s performance obligation to a customer, which is at the time of service. Revenue is based on the Company’s best estimate of the transaction price the Company expects to receive in exchange for the services rendered. Our estimate of the transaction price includes estimates of price concessions for such items as contractual allowances from third-party payors, potential adjustments that may arise from payment, and uncollectible amounts.

The Company performs a collection analysis for out-of-network billings to private insurance companies and adjusts its estimated transaction price if the collection rate is different from the amount recorded in previous periods. Historically, this analysis is performed quarterly.

The cash collection cycles of the Company are protracted due to the majority of its revenue being billed to third-party commercial insurance payers on an out-of-network basis. The collection cycle for IONM to out-of-network payers may require an extended period to maximize reimbursement on claims, which results in accounts receivable growth tied to the Company’s overall growth in technical and professional service revenues. The collection cycle may consist of multiple payments from out-of-network private insurance payers, as the collection process entails multiple rounds of denials, underpayments, appeals and negotiations as part of the process to maximize the reimbursement yield on claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months; as such, included in the Company’s allowance for implicit price concessions is an estimate of the likelihood that a portion of the Company’s accounts receivable may become uncollectible due to age. The Company continues collection efforts on claims aged over 24 months. Collections on claims are recorded as revenue in the period received as such collections represent a subsequent change to the initial estimation of the transaction price.

Technical and professional service revenue

Technical and professional service revenue is recognized at a point in time in which performance obligations are satisfied at the amount that reflects the consideration to which the Company expects to be entitled. Performance obligations are satisfied when IONM services are rendered. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party commercial insurers. Since allowable charges for services rendered out-of-network are not explicitly identified in the contract, the Company determines the transaction price based on standard charges for services provided, reduced by an estimate of contractual adjustments and implicit price concessions based on evaluating the payor mix, historical settlements and payment data for payor types and current economic conditions to calculate an appropriate net realizable value for revenue and accounts receivable. These estimates are subject to ongoing monitoring and adjustment based on actual experience with final settlements and collections and management revises its revenue estimates as necessary in subsequent periods.

For services rendered to patients that have insurance coverage and that the Company has an in-network contract with, the Company.

Other revenue

The Company recognizes revenue from managed service arrangements on a contractual basis. Revenue is recorded when the Company has completed its performance obligations, which is the time of service.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

On December 18, 2019, FASB released ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The purpose of the update is to reduce the complexity pertaining to certain areas in accounting for income taxes. Key amendments from ASU 2019-12 include, but are not limited to, the accounting for hybrid tax regimes, step-up in tax basis goodwill in non-business combination transactions, intraperiod tax allocation exception to the incremental approach and interim period accounting for enacted changes in tax law. The effective date of the amendments for public corporations is for fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 effective January 1, 2021 did not have a material impact of the Company’s consolidated financial statements and related disclosures.

4. REVENUE

The Company disaggregates revenue from contracts with customers by revenue stream as this depicts the nature, amount, timing and uncertainty of its revenue and cash flows as affected by economic factors. Commercial insurance consists of all Neuromonitoring cases whereby a patient has healthcare insurance. Facility billing consists of services related to uninsured or government patients whereby the Company has an agreement with the facility for services for the patient and other contracted agreements with facilities.

The Company’s revenue disaggregated by payor is as follows (stated in thousands):

	Year Ended December 31,
	2021	2020

Commercial insurance	$20,792	$(3,830)
Facility billing	3,879	1,942
Managed service agreements	3,044	4,209
Other	1,477	1,203
Total	$29,192	$3,524

Quarterly Period Collection Experience for 2020

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

A summary of the accounts receivable by revenue stream is as follows (stated in thousands):

	December 31,
	2021	2020
Accounts receivable, net:
Technical service	$18,904	$12,436
Professional service	8,209	2,142
Other	697	387
Total accounts receivable, net	$27,810	$14,965

The concentration of accounts receivable by payor as a percentage of total accounts receivable is as follows:

	December 31,
	2021	2020
Accounts receivable
Commercial insurance	91%	91%
Facility billing	2%	1%
Managed service agreements	3%	8%
Other	4%	—%
Total	100%	100%

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following (stated in thousands):

	December 31,
	2021	2020
Medical equipment	$347	$588
Computer equipment	43	43
Furniture and fixtures	69	69
Gross property, plant and equipment	459	700
Less: Accumulated depreciation and amortization	(374)	(344)
Property, plant and equipment, net	$85	$356

Depreciation expense related to equipment and furniture and fixtures was $102 thousand and $172 thousand for the years ended December 31, 2021 and 2020, respectively. The decrease in medical equipment from 2020 to 2021 is related to equipment leases that are categorized as right of use assets in 2021.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LEASES

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

Operating leases

The Company leased corporate office facilities under two operating sub-leases which expired June 30, 2021. The Company continued the lease under a month-to-month lease arrangement through November 2021.  During November 2021, the Company entered into a new lease for corporate office facilities commencing December 1, 2021 which expires on October 31, 2025. The incremental borrowing rate for this lease was 10%.

Finance leases

The Company leases medical equipment under financing leases with stated interest rates ranging from 6.5% — 13.4% per annum which expire at various dates through 2026.

The consolidated balance sheets include the following amounts for ROU assets as of December 31, 2021 and 2020 (stated in thousands):

	December 31,
	2021	2020
Operating	$956	$124
Finance	743	608
Total	$1,699	$732

Finance lease assets are reported net of accumulated amortization of $2.0 million and $1.3 million as of December 31, 2021 and 2020, respectively.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the components of lease cost for operating and finance leases (stated in thousands):

	Year Ended December 31,
	2021	2020
Lease cost:
Operating leases:
Amortization of ROU assets	$124	$212
Interest on lease liabilities	—	15
Total operating lease cost	124	227
Finance leases:
Amortization of ROU assets	381	371
Interest on lease liabilities	67	64
Total finance lease cost	448	435
Total lease cost	$572	$662

As stated above, the operating lease terminated June 2021. The Company incurred rent expense of $210 thousand from July through December 2021 related to the month-to-month agreement.

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases	3.8	0.5
Finance leases	2.9	3.3
Weighted average discount rate:
Operating leases	10.0	6.9
Finance leases	8.0	7.9

The Company obtained ROU assets in exchange for lease liabilities of $1.4 million and $513 thousand upon commencement of finance leases during the year ended December 31, 2021 and 2020, respectively.

Future minimum lease payments and related lease liabilities as of December 31, 2021 were as follows (stated in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
2022	$295	$623	$918
2023	303	306	609
2024	328	239	567
2025	278	148	426
2026	—	23	23
Thereafter	—	—	—
Total lease payments	1,204	1,339	2,543
Less: imputed interest	(212)	(147)	(359)
Present value of lease liabilities	992	1,192	2,184
Less: current portion of lease liabilities	153	549	702
Noncurrent lease liabilities	$839	$643	$1,482

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ACQUISITIONS AND INTANGIBLES

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

As compensation for these amendments, the Company agreed to issue 100,000 restricted common shares to the Sellers. The Company recorded a liability as of December 31, 2019 for the fair value of the restricted common shares of $540 thousand. The common shares were issued as of December 31, 2021.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchase price consideration:
Promissory notes, at fair value	$7,151
Common share liability, at fair value	540
Total consideration	$7,691

Assets acquired:
Equipment	$172
Intangibles	4,662
Total assets acquired	4,834

Goodwill	2,857
Total	$7,691

Sentry Neuromonitoring

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table summarizes the allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (stated in thousands):

The table below presents the fair value that was allocated to assets and liabilities based upon fair values as determined by the Company (stated in thousands).

Purchase price consideration:
Cash	$1,125
Common stock, at fair value	2,275
Total consideration	$3,400

Assets acquired:
Cash	$51
Accounts receivable	2,000
Right of use assets	131
Total assets acquired	2,182

Liabilities assumed:
Accounts payable and accrued liabilities	242
Lease liability	131
Total liabilities assumed	373

Goodwill	1,591
Total	$3,400

8. INTANGIBLES AND GOODWILL

Goodwill

As a result of the acquisitions discussed in Note 7, the Company has goodwill of $4.4 million and $2.9 million as of December 31, 2021 and 2020, respectively.

Intangibles

Identified intangible assets consisted of the following (stated in thousands):

	December 31,
	2021	2020
Finite-lived intangible assets
Doctor agreements	$4,509	$4,509
Non compete agreements	36	36
Total finite-lived intangible assets	4,545	4,545
Less accumulated amortization	(1,013)	(547)
Finite-lived intangible assets, net	3,532	3,998
Indefinite-lived intangible assets
Tradenames	117	117
Total intangible assets	$3,649	$4,115

Amortization expense was $466 thousand and $472 thousand for the years ended December 31, 2021 and 2020, respectively.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the estimated future amortization expense of finite-lived intangible assets was as follows (stated in thousands):

2022	$451
2023	451
2024	451
2025	451
2026	451
Thereafter	1,277
$3,532

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (stated in thousands):

	December 31,
	2021	2020
Accounts payable	$1,236	$1,592
Accrued salaries and benefits	552	1,163
Other accrued liabilities	406	116
Accounts payable and accrued liabilities	$2,194	$2,871

10. DEBT

As of December 31, 2021 and 2020, the Company’s debt obligations are summarized as follows (stated in thousands):

	December 31,	December 31,
	2021	2020
Central Bank line of credit	$—	$1,978
Central Bank promissory note	—	2,122
Paycheck Protection Program loan	1,687	—
Total	1,687	4,100

Face value of convertible debenture	3,450	3,450
Less: principal converted to common shares	(60)	—
Less: deemed fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	705	324
Total convertible debt	2,572	2,251

Face value of Centurion debenture	11,000	—
Less: deemed fair value ascribed to warrants	(1,204)	—
Plus: accretion of implied interest	176	—
Less: net debt issuance costs	(547)	—
Total Centurion debt	9,425	—
Total debt	13,684	6,351
Less: current portion of debt	(515)	(4,100)
Long-term debt	$13,169	$2,251

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, future minimum principal payments are summarized as follows (stated in thousands):

	PPP	Convertible	Bank
	Loan	Debt	Indebtedness
2022	$515	$—	$—
2023	372	965	—
2024	372	2,425	—
2025	372	—	11,000
2026	56	—	—
Thereafter	—	—	—
Total	1,687	3,390	11,000
Less: fair value ascribed to conversion feature and warrants	—	(1,523)	(1,204)
Plus: accretion and implied interest	—	705	176
Less: net debt issuance costs	—	—	(547)
	$1,687	$2,572	$9,425

Central Bank Indebtedness

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

During August 2020, the Company entered into a new $4 million term loan (the “Term Loan”) and a $2.5 million operating line of credit (the “Operating Line” and together with the Term Loan, the “Loan Facility”), for a total of $6.5 million with Central Bank. The Loan Facility proceeds were utilized to pay off the existing outstanding bank indebtedness and the remaining indebtedness related to the acquisition of the net assets of Littleton Professional Reading, and to fund working capital. As of December 31, 2020, the Company had drawn $2.0 million on the Operating Line and $2.1 million on the Term Loan.

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

During September  2020, the Company received notice from Central  Bank that  the reserves recorded  by the Company against its accounts receivable during the quarter ended June 30, 2020 constituted a material adverse change in the Company’s assets and thereby triggered an event of default under the Loan Facility. Central Bank had not demanded repayment of amounts advanced under the Loan Facility. As a result of this notice of default,  the Company classified the entire outstanding balance of the Loan  Facility as a current liability as of December 31, 2020.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Loan Facility was repaid during the year ended December 31, 2021, in connection with the issuance of the Debenture (discussed below).  As a result of the repayment, all agreements with Central Bank were terminated.

For the year ended December 31, 2021 and 2020, interest expense of $99 thousand and $138 thousand, respectively, was incurred related to bank indebtedness.

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, which matures on February 25, 2026. The PPP Loan carries an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure is remitted by the Small Business Administration to the Bank of Oklahoma; or (ii) 10 months after the end of the 24-week period following the grant of the Loan. All or a portion of the Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the 24-week period following the loan origination date and the proceeds of the Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020. The Company i submitted its application for forgiveness of the PPP promissory note during the fourth quarter of 2021. During January 2022, the Company received forgiveness of the $1.7 million PPP promissory note.

Convertible Debt

On November 22, 2019, the Company launched a non-brokered private placement of convertible debenture units (“CD Unit”) for gross proceeds of up to $4 million, with an option to increase the offering by an additional $2 million (the “Offering”). On December 13, 2019, the Company closed on Tranche 1 of the Offering for gross proceeds of $965 thousand and the issuance of 68,901 warrants. These proceeds will be used for working capital and growth capital purposes. Each CD Unit was offered at a price of $1. Each CD Unit included, among other things, 72 common share purchase warrants that allow the holder to purchase shares of the Company’s common stock at a price of $9.50 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock at a conversion price of $7.00 per share for a period of four years. The CD Units carry a 9% coupon rate.

The fair value of the debt was determined to be $401 thousand, the conversion feature $376 thousand and the warrants $188 thousand. The difference between the fair value of the debt of $401 thousand and the face value of debt of the $965 thousand will be accreted as interest expense over the four-year life of the CD Units. The finders’ received $67 thousand and 9,650 warrants to purchase shares of the Company’s common stock at a price of $9.50 per share for three years.

From January 2020 to April 2020, the Company closed on three separate tranches of the Offering for total proceeds of $1.7 million. The net proceeds from these tranches of the Offering are being utilized for working capital purposes.  Each CD Unit was offered at a price of $1.  Each CD Unit includes, among other things, 72 common share purchase warrants that allow the holder to purchase shares of the Company’s common stock at a price of $9.50 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock as a conversion price of $7.00 per share for a period of four years. The CD Units carry a 9% coupon rate.  In conjunction with these Offerings, finders’ received $79 thousand and 11,260 warrants to purchase shares of the Company’s common stock at a price of $9.50 per share for three years.

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

At the end of April 2020, the Company launched a separate non-brokered private placement of convertible debenture units (“April CD Unit”) for gross proceeds of up to $500 thousand, with an option to increase the offering by an additional $500 thousand (the “April Offering”). The $830 thousand proceeds from the April Offering were used for working capital and to retire part of the $800 thousand obligation due on May 15, 2020 to the Sellers of Neuro-Pro Monitoring. Each April CD Unit was offered at a price of $1.  Each April CD Unit included, among other things, 200 common share purchase warrants that allow the holder to purchase shares of the Company’s common stock at a price of $5.00 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock as a conversion price of $3.35 for a period of four years. The CD Units carry a 9% coupon rate.  On May 21, 2020, the Company closed the April Offering. In conjunction with the April Offering, finders’ received $23 thousand and 6,895 warrants to purchase shares of the Company’s common stock at a price of $3.35 per share for four years. The fair value of the April Offering of debt was determined to be $364 thousand, the conversion feature $279 thousand and the warrants $187 thousand. The difference between the fair value of the debt of $364 thousand and the face value of debt of $830 thousand will be accreted as interest expense over the four-year life of the CD Units. The value of the conversion feature and the warrants is recorded to additional paid-in capital as the equity component of convertible debt issuance.

For the year ended December 31, 2021 and 2020, interest expense of $474 thousand and $286 thousand, respectively, was incurred related to Convertible Debt.

Debenture

On June 10, 2021, the Company entered into definitive agreements to secure a credit facility under the terms of a commitment letter dated March 8, 2021 (the “Commitment Letter”) with Centurion Financial Trust, an investment trust formed by Centurion Asset Management Inc. (“Centurion”).  Under the terms of the Commitment Letter, Assure issued a debenture to Centurion, dated June 9, 2021 (the “Debenture”), with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  The Senior Term Acquisition Line will be made available to the Company to fund future acquisitions, subject to certain conditions and approvals of Centurion.  The Credit Facility matures in June 2025.  During November 2021, the Company and Centurion entered into an amended to allow the Senior Short Term Acquisition Line to be utilized for organic growth and general working capital purposes.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2021, interest expense of $456 thousand was incurred related to the Debenture.

Warrant Fee

In addition, Assure issued Centurion an aggregate of 275,000 non-transferrable common stock purchase warrants.  Each warrant entitles Centurion to acquire one share in the capital of Assure, at an exercise price equal to $7.55 (representing the closing price of Assure’s shares of common stock as of the close of business on June 9, 2021 and multiplied by the Bank of Canada’s daily exchange rate on June 9, 2021) for a term of 48 months. The warrants and underlying shares of common stock are subject to applicable hold periods under U.S. securities laws.

11. SHAREHOLDERS’ EQUITY

Common Shares

The Company has 180,000,000 common shares authorized at $0.001 par value. As of December 31, 2021 and 2020, there were 12,918,866 and 11,275,788, respectively, common shares issued and outstanding (“Common Shares”).

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All shares of common stock, options, warrants and other convertible securities and the corresponding price per share amounts have been presented to reflect the reverse split in all periods presented within this Form 10-K.

Acquisition shares

In connection with the acquisition of the Sentry Neuromonitoring, LLC (the “Seller”) assets, we issued to Seller or the Principals, as elected by Seller, shares of common stock of the Company with a value of $1,625,000, determined on the effective date, as quoted on the TSX Venture Exchange (237,226 shares of common stock).  In addition, the Company placed into escrow 94,891 shares of the Company’s common stock with a value of $650,000.  The common stock is subject to a 12-month lock up beginning on the date of delivery. See Note 7 for additional discussion.

Share issuances

In June 2020, the Company launched a non-brokered private placement of units of the Company (the “June Units”) for gross proceeds of up to $300 thousand (the “June Offering”).  Each June Unit was offered at a price of $4.05 and consisted of one Common Share and one-half of one share purchase warrant (each whole share purchase warrant, “Warrant”). Each Warrant entitles the holder to acquire one Common Share at an exercise price of $5.65 per share for a period of 24 months. The Company raised $102 thousand from the issuance of 25,185 Common Share related to the June Offering, which closed in July 2020, from two surgeons who are the majority owners of one of the PEs (Note 13).

During September 30, 2020, the Company issued 10,000 Common Share to settle $40 thousand of outstanding accounts payable.

On December 1, 2020, the Company initiated a private placement, pursuant to which the Company sold and issued to the investors an aggregate of 3,271,541 units of the Company at an issue price of $3.20 per Unit, for net proceeds of $9.5 million (“December Financing”). Each unit consisted of one share of common stock and one common stock warrant, each exercisable to acquire one share of common stock at $3.90 per share for a period of five years from the date of issuance. Accordingly, the Company issued 3,271,541 shares of common stock and 3,271,541 common stock warrants.

Three members of the Company’s management and two independent members of the Company’s Board of Directors participated in the December financing and they purchased 95,291 shares of stock.

In June 2021, in connection with common stock purchase agreements, the Company issued 156,032 shares of common stock at a deemed value of $4.00 per share to certain employees, directors and third parties.

On November 15, 2021, the Company announced that it closed a brokered private placement of 909,262 shares of the Company at an issue price of $5.25 per share, for gross proceeds of $4.75 million (the “Offering”). The proceeds of the Offering are expected to be used for expanding the Company’s remote neurology services offering for intraoperative neuromonitoring (“IONM”), extending the Company’s operational footprint into new states, supporting expected growth generated by the agreement with Premier, Inc. and general working capital purposes. Kestrel Merchant Partners LLC (the “Sponsor”) acted as the exclusive sponsor and The Benchmark Company, LLC (the “Agent”) acted as sole placement agent in connection with the Offering. Additionally, certain directors, officers and employees participated in a subsequent offering to settle approximately $435 thousand of compensation at a market price of $6.19 per share.

Convertible debt

During the year ended December 31, 2021, certain holders of the convertible debenture exercised their right to convert $60,000 of outstanding principal into shares of common stock, resulting in the issuance of 13,384 common stock.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During November 2021, the Company has adopted and approved the 2021 Stock Incentive Plan and the 2021 Employee Stock Purchase Plan. The intent of the Company and the Board is that while the Amended 2020 Stock Option Plan and the 2020 Equity Incentive Plan will continue in existence in relation to the options and awards previously granted thereunder, the Board will not grant future options or awards thereunder. Instead, moving forward, only the 2021 Stock Incentive Plan will be used for the grant of options and awards to eligible participants thereunder.

As of December 31, 2021, an aggregate of 2,000,000 shares of common stock were available for issuance under the 2021 Stock Option Plan. The Company has not granted any stock options under the 2021 Stock Option Plan as of December 31, 2021. As of December 31, 2021, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2019	637,200	$5.60	4.62
Options granted	173,000	$4.75
Options exercised	(10,000)	$2.50
Options canceled / expired	(51,600)	$8.00
Balance at December 31, 2020	748,600	$5.25	4.0
Options granted	545,000	$6.17
Options exercised	(3,000)	$6.40
Options canceled / expired	(86,367)	$5.99
Balance at December 31, 2021	1,204,233	$5.56	3.6	$1,148
Vested and exercisable at December 31, 2021	729,687	$5.23	3.3	$1,081

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at December 31, 2021:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
200,000	3.7	$0.25	200,000	$0.25
12,000	0.8	$14.00	12,000	$14.00
15,000	6.1	$9.00	15,000	$9.00
85,000	1.8	$9.00	85,000	$9.00
146,800	2.0	$7.80	127,227	$7.80
81,100	2.8	$6.40	59,473	$6.40
40,000	3.7	$4.50	18,667	$4.50
93,000	4.0	$4.85	43,400	$4.85
307,000	4.1	$5.30	102,333	$5.30
30,000	4.3	$5.60	10,000	$5.60
194,333	4.8	$7.65	56,587	$7.65
1,204,233	3.6	$5.56	729,687	$5.23

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

The following assumptions were used to value the awards granted during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Expected life (in years)	5.0	5.0
Risk-free interest rate	0.4-0.9%	0.4-2.5%
Dividend yield	—%	—%
Expected volatility	91-137%	91-107%

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense recognized in our consolidated financial statements for the years ended December 31, 2021 and 2020 was $1.4 million and $548 thousand, respectively. As of December 31, 2021, there was approximately $1.4 million of total unrecognized compensation cost related to 474,546 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 3.8 years.

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

Changes in the Company’s stock option liability for the years ended December 31, 2021 and 2020 were as follows (stated in thousands):

Balance at December 31, 2019	$66
Gain on revaluation	(50)
Balance at December 31, 2020	$16
Gain on revaluation	(9)
Balance at December 31, 2021	$25

The assumptions used for the Black-Scholes Option Pricing Model to revalue the stock options granted to consultants as of December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021		2020
Risk free rate of return	0.4%		0.1%
Expected life	0.8	years	1.8	years
Expected volatility	186%		100%
Expected dividend per share	nil		nil

There were no stock options granted to consultants during the years ended December 31, 2021 or 2020 that required recurring fair value adjustments.

Warrants

The following table details warrant activity for the years ended December 31, 2021 and 2020:

Number of Warrants outstanding
Balance at December 31, 2019	78,551
Convertible debt, warrants issued	302,322
Equity financing, warrants issued	3,284,133
Balance at December 31, 2020	3,665,006
Debenture, warrants issued (Note 4)	275,000
Balance at December 31, 2021	3,940,006

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 Warrants

As part of the 2020 convertible debt issuances (Note 10), the Company has issued 284,167 warrants to the convertible debt holders and 18,155 finders’ fee warrants.  In conjunction with the June Offering, the Company issued 12,592 warrants. In conjunction with the December Financing, the Company issued 3,271,541 warrants.

2021 Warrants

As part of the 2021 debenture issuance (Note 10), the Company issued 275,000 to the debenture holder.

The assumptions used for the Black-Scholes Option Pricing model to value the 2021 and 2020 warrants were as follows:

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
Risk free rate of return	0.56%		0.39%
Expected life	4.0	years	5.0	years
Expected volatility	90%		90%
Expected dividend per share	nil		nil
Exercise price	$1.51		$0.78
Stock price	$1.50		$0.96

12. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per common share for the years ended December 31, 2021 and 2020 (stated in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Net loss	$(2,756)	$(15,036)
Basic weighted average common stock outstanding	11,725,422	7,246,625
Basic loss per share	$(0.24)	$(2.07)
Net loss	$(2,756)	$(15,036)
Dilutive weighted average common stock outstanding	11,725,422	7,246,625
Diluted loss per share	$(0.24)	$(2.07)

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

Stock options to purchase 1,204,233 and 748,600 common shares and warrants to purchase 3,940,006 and 3,665,006 common shares were outstanding at December 31, 2021 and 2020, respectively, that were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES

The following table sets forth income tax expense for the years ended December 31, 2021 and 2020 (stated in thousands):

	Years Ended December 31,
	2021	2020
Income tax expense:
Federal	$—	$—
State	30	—
	30	—
Deferred tax benefit:
Federal	(707)	(1,825)
State	(152)	(360)
	(859)	(2,185)
Total income tax benefit	$(829)	$(2,185)

The following table sets forth deferred tax assets and liabilities as of December 31, 2021 and 2020 (stated in thousands):

	Years Ended December 31,
	2021	2020
Deferred Tax Assets (Liabilities):
Noncurrent:
Fixed assets	$(185)	$(219)
Stock-based and performance share compensation.	1,977	2,286
Equity method investments	(149)	(187)
Accrual to cash adjustment	(7,549)	(4,368)
Net operating loss and carryforward	5,762	2,211
Intangibles	(34)	(10)
Debt issuance costs	20	32
Accretion expense	(443)	(344)
Deferred Tax Liabilities, net	$(601)	$(599)

The following table sets forth the effective tax rate reconciliation for the years ended December 31, 2021 and 2020 (stated in thousands):

	Years Ended December 31,
	2021	2020
Reconciliation of effective tax rate:
Federal taxes at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	2.8%	4.4%
Permanent items	(0.8)%	0.9%
Performance shares	—%	(13.7)%
Provision to return adjustment and other	(2.3)%	0.1%
Change in rate	3.8%	(0.4)%
NOL carryback difference	(1.4)%	0.3%
Effective income tax rate	23.1%	12.6%

The Company had an effective tax rate of 23.1% and 12.6% for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, $23.5 million of cumulative net operating loss carryforwards for federal income tax purposes were available to offset future taxable income of which none is subject to expiration. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss carryforwards if there has been a change in ownership as described

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in Internal Revenue Code Section 382. The Company has not prepared an analysis to determine if a change of control has occurred. Such a change of ownership may limit the Company’s utilization of its net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is probable that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is probable that the Company will realize the benefits of these deductible differences at December 31, 2021.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes.  As of December 31, 2020, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued as at December 31, 2021.

14. EQUITY METHOD INVESTMENT

Assure Networks, LLC holds various interests in PEs that are accounted for under the equity method of accounting. Under the equity method, the investment is initially recorded at cost and the carrying value is adjusted thereafter to include the Company’s pro rata share of earnings or loss of the investee. The amount of the adjustment is included in the determination of the Company’s net income and the investment account is also adjusted for any profit distributions received or receivable from an investee. The table below details the activity from equity method investments for the years ended December 31, 2021 and 2020 (stated in thousands).

Balance, December 31, 2019	$2,360
Share of losses	(1,194)
Distributions	(558)
Balance, December 31, 2020	$608
Share of losses	225
Distributions	(308)
Balance, December 31, 2021	$525

15. RELATED PARTY TRANSACTIONS

During March 2019, Mr. Willer agreed to settle his $375 thousand indebtedness to the Company. Prior to the settlement, Mr. Willer was owed 250,000 common shares pursuant to a performance share agreement. As part of the settlement, Mr. Willer agreed to reduce the number of common shares owed to him pursuant to the performance share agreement by 50,000 common shares. These shares were settled during the year ended December 31, 2021.

Compensation to family members of the Company’s Founder for business development services and patient advocate services rendered during the years ended December 31, 2021 and 2020, totaled $331 thousand and $299 thousand, respectively.

In August 2020, the Company entered into a $6.5 million Loan Facility (as defined in Note 10) with Colorado based, Central Bank & Trust, a part of Farmers & Stockmens Bank (“Central Bank”).  A former member of the Company’s Board of Directors is the Chief Executive Officer of Central Bank.

16. 401K PLAN

The Company established the Assure Holdings 401(k) Plan (the “401k Plan”) under Section 401(k) of the Internal Revenue Code. Under the 401k Plan, employees, with greater than six months of service, may contribute up to 100% of their

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 6.0% of the employees’ annual compensation. Investment selections consist of mutual funds and do not include any of the Company’s common stock. The Company’s contributions to the 401k Plan amounted to $467 thousand and $409 thousand for the years ended December 31, 2021 and 2020, respectively.

17. COMMITMENTS AND CONTINGENCIES

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

Performance share compensation

As part of a reverse takeover transaction (“RTO”) during 2016, the Company entered into a one-time stock grant agreement with two executives which defines a bonus share threshold as follows: should the Company meet or exceed a 2017 fiscal year EBITDA threshold of Cdn$7,500, the Company would issue 1,200,000 shares of common stock of the surviving issuer at the trailing 30-day average closing price. See the Company’s annual report for the year ended December 31, 2020 filed on March 30, 2021 for additional discussion.  During the year ended December 31, 2020, the Company settled 1,000,000 performance shares resulting in the issuance of 1,000,000 shares of common stock governed by the vesting provisions of restricted stock award agreements, which 1,000,000 shares vested upon the Company’s listing on the Nasdaq Capital Market on September 29, 2021. During the first half of 2021, the Company settled the remaining 200,000 performance shares.

18. QUARTERLY DATA (unaudited)

The following table sets for the revenue and net income (loss) for each of the three-month periods indicated:

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenue, net of accounts receivable valuation allowance	$9,659	$8,546	$6,222	$4,765
Net income/(loss) before tax	(395)	249	(1,781)	(1,658)

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue, net of accounts receivable valuation allowance	$5,964	$3,963	$(10,736)	$4,333
Net income/(loss) before tax	(114)	(1,344)	(15,284)	(479)

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS

As of February 7, 2022, the Company voluntarily delisted from the TSX-V.

During January 2022, the Company received notice that its Paycheck Protection Plan loan in the amount of $1.7 million was forgiven.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were ineffective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

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

Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was ineffective.

Material Weaknesses

Management noted improper segregation of duties which management believes to be a material weakness.

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

Remediation

In response to the identified material weakness, during the third quarter of 2021, the Company began remediation of the segregation of duties control weakness by restructuring certain employee functions.

Attestation Report of the Independent Registered Public Accounting Firm

An attestation report on our internal control over financial reporting by our independent registered public accounting firm is not included herein because, as a non-accelerated filer, we are exempt from the requirement to provide such report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, other than the remediation discussion above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position	Term
John Farlinger	62	Executive Chairperson and Chief Executive Officer	Since May 24, 2017
Preston Parsons	41	Director and Founder	Since May 24, 2017
Martin Burian	57	Lead Director	Since May 24, 2017
Christopher Rumana	53	Director	Since December 19, 2018
Steven Summer	72	Director	Since September 19, 2019
John Flood	62	Director	Since April 15, 2021
John Price	52	Chief Financial Officer	Since March 26, 2021

The following is a description of the business background of the current directors, director nominees and executive officers of the Company.

Directors

John Farlinger, Director, Chief Executive Officer and Executive Chairperson: Mr. Farlinger was appointed to Chief Executive Officer and Executive Chairman on August 28, 2019. Prior to his appointment as Chief Executive Officer and Executive Chairman, Mr. Farlinger was appointed as Interim Chief Executive Officer and Executive Chairman on May 15, 2018. Mr. Farlinger held the position of Chairman and CEO of Urban Communications Inc. from July 8, 2014 to June 2018. His past positions also include director and Chair of the Governance and Audit Committee of Freckle Ltd. (TSX-V) from June 2019 to February 2020, Senior Vice-President of Telephone Navigata-Westel from February 2013 to April 2014, and CEO of Titan Communications from 2009 to February 2013. Mr. Farlinger has been a Board member and Audit Committee member for BuildDirect.com Technologies Inc. ((TSX-V) since August 2021 and a Board member for Lite Access Technologies, Inc. (TSX-V) since April 2021. He is also an advisor to CareCru Inc., a healthcare start up.

Mr. Farlinger was selected by the Board to serve as the Executive Chairman because of this prior experience as an Executive Chairman and director of other public and venture back companies bringing valuable insight and experience to the Board. Additionally, Mr. Farlinger holds a CPA, CA designation (Canada).

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

Mr. Parsons was selected by the Board to serve as a director because he is a founder of the Company and former CEO and brings valuable insight to the Board regarding those operations of the Company over which he is primarily responsible.

Martin Burian, Lead Director: Currently, Mr. Burian is a director of multiple publicly traded companies. Mr. Burian is currently Managing Director of Investment Banking at RCI Capital Group, and also serves as CFO (part time) to Heffel Gallery Limited. Prior to 2014 Mr. Burian spent 20 years in senior investment banking roles including with Haywood Securities Inc., Bolder Investment Partners and Canaccord Capital Corp.

Mr. Burian was selected by the Board to serve as director because he holds a CPA designation (Canada), holds the designation ICD.D of the Institute of Corporate Directors (Canada) and has extensive experience with audit committees and his extensive experience in investment banking provides the Board with valuable experience and oversight in relation to the Company’s capital raising activities.

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

Mr. Rumana was selected by the Board to serve as director because his experience in the medical field as a neurosurgeon and his service on numerous committees and boards in the neurology medical community provides the Board with specialized knowledge of the Company’s industry and its customer’s operations which is valuable to the Board’s oversight role of the Company’s operations.

Steven Summer, Director: Steven Summer brings over four decades of management experience in health care to the Company’s board. From 2006 to December 2019, Mr. Summer served as President and CEO of the Colorado Hospital

Association. Previously, from 1993 through 2006, he was the President and CEO of the West Virginia Hospital Association and prior to that he was with the Maryland Hospital Association, where he also held various senior level roles prior to becoming an executive. In January 2020, Mr. Summer was named President of the Healthcare Institute (HI), an organization whose membership consists of 35 of the nation’s most prestigious non-profit hospitals and health care systems.

Mr. Summer has selected by the Board to serve as director because of his management experience in the health care industry including his experience as President and CEO of a number of Hospital Associations provides specialized knowledge of the Company’s industry which is valuable to the Board’s oversight role of the Company’s operations.

John Flood, Director: Mr. Flood has nearly four decades of capital markets experience, as well as extensive operations, business building and governance expertise. Until retiring in 2019, he served as chairman and managing partner of Craig-Hallum Capital Group (“Craig-Hallum”), an equity research, trading and investment banking firm that Flood co-founded in 1997. At Craig-Hallum, Flood led the investment banking and institutional equity sales teams. He was also a member of Craig-Hallum’s board of governors, and executive, research, banking and M&A committees.

Mr. Flood was selected by the Board to serve as director because his extensive capital markets experience provides the Board with valuable experience and oversight in relation to the Company’s capital raising activities which are of significant importance to the Company at its current stage of operations.

Non-Director Executive Officers

John Price, Chief Financial Officer: Mr. Price was appointed as Chief Financial Officer effective March 26, 2021. Mr. Price has over 25 years of experience in accounting, financial planning and analysis, and business process improvement. He is also highly experienced in capital raise and debt financing, M&A, accounting operations, compliance, and system implementations. Mr. Price’s prior positions include serving as chief accountant of National Beverage (December 2019 to November 2020), chief financial officer and president at Alliance MMA (August 2016 to October 2019), and chief financial officer at MusclePharm (March 2015 to August 2016) and in various accounting and finance roles in high growth technology companies in the Silicon Valley. Mr. Price spent the first seven years of his career at Ernst & Young (October 1995 to July 2003). Mr. Price earned a Bachelor of Science in Accounting from Pennsylvania State University. Mr. Price does not have any family relationship with any other member of the Board of Directors or any executive officer of the Company.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our executive officers and any other person, including directors, pursuant to which the executive officer or director was selected to serve as an executive officer or director.

Family Relationships

None of our directors or executive officers is related by blood, marriage, or adoption to any other director or executive officer.

Other Directorships

None of our directors or director nominees are also directors of issuers with a class of securities registered under Section 12 of the United States Securities Exchange Act of 1934, as amended, (the “Exchange Act”) (or subject to the requirements of Section 15(d) of the Exchange Act or any company required to be registered as an investment company under the Investment Company Act of 1940, as amended).

Legal Proceedings

●	We know of no material proceedings in which any of our directors, officers, affiliates or any stockholder of more than 5% of any class of our voting securities, or any associate thereof is a party adverse or has a material interest adverse to Assure or its subsidiaries. To the best of our knowledge, except as provided below, none of our directors or executive officers has, during the past ten years:
●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	proceeding among private litigants, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934 (the “Exchange Act”) (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and the NASDAQ Standards. The Audit Committee, in accordance with its written charter, is responsible for reviewing and approving the financial statements and public reports of the Company, considering the existence and adequacy of internal and management controls and reviewing and approving material accounting policies and measurements. The Audit Committee is also responsible for reviewing the annual audit and quarterly reviews and communicating directly with the external auditor as to their findings.

The Audit Committee’s mandate provides for regularly scheduled meetings to review and approve annual audited financial statements and quarterly unaudited financial statements and other reports to stockholders. Additional meetings may be held as warranted with respect to public financing initiatives and other material transactions. In addition, the Audit Committee has the authority to pre-approve non-audit services which may be required from time to time. The Charter for the Audit Committee is available on our website at https://www.assureneuromonitoring.com/.

Currently, our Audit Committee consists of John Flood (Chairperson), Martin Burian and Christopher Rumana. The Board has determined that all members of the Audit Committee are “independent” and “financially literate,” within the meaning of such terms in NI 52-110, and that all members are “independent” within the meaning of Rule 5605 of the NASDAQ Standards and Rule 10A-3 of the Exchange Act. Our Board has determined that Martin Burian qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K based on education, professional designations held, experience and background.

Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to the Company’s officers, directors, employees, and contractors.

We have adopted a corporate Code of Business Conduct and Ethics (the “Code”) that applies to all our employees including our principal executive officer, principal financial officer, and principal accounting officer and is administered by our Chief Financial Officer, John Price, and the Chair of the Nomination and Corporate Governance Committee, Martin Burian. We believe our Code provides written standards for deterring, and is reasonably designed to deter, wrongdoing. The purpose of our Code is to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by the Company;
●	compliance with applicable governmental laws, rules and regulations;
●	prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and
●	accountability for adherence to the Code.

Our Code is available on our website at https://www.assureneuromonitoring.com. A copy of the Code will be provided to any person without charge upon written request to the Company at its administrative office: Assure Holdings Corp., 7887 East Belleview Avenue, Suite 500, Greenwood Village, Colorado 80111. We intend to disclose on our website any waiver from a provision of our Code that applies to any of our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions that relates to any element of our Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires any person who is a director or executive officer of the Company or who beneficially holds more than 10% of any class of our securities which have been registered with the SEC, to file reports of initial ownership and changes in ownership with the SEC. These persons are also required under the regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with.

ITEM 11. EXECUTIVE COMPENSATION

Oversight of Executive Compensation Program

The Compensation Committee of the Board oversees the Company’s executive compensation programs that are both motivational and competitive for executive officers and other members of senior management. Additionally, the Compensation Committee is charged with reviewing and approving all compensation decisions relating to the executive officers.

The Compensation Committee is composed entirely of independent, non-management members of the Board. At least once each year, and at such other times as is necessary, the Board reviews any and all relationships that each director has with the Company. The Board has determined that none of the Compensation Committee members has any material business relationship with the Company.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

●	to review and assess the adequacy of the Compensation Committee charter annually and submit any proposed changes to the Board for approval;
●	to produce an annual report on senior executive officer compensation for inclusion in the Company’s annual report or the proxy statement relating to its annual meeting of stockholders;
●	to review and make such recommendations to the Board as the Compensation Committee deems advisable with regard to all incentive-based compensation plans and equity-based plans;
●	to establish peer groups of comparable companies and targeting competitive positioning for the Company’s compensation programs; and
●	to consider the implications of the potential risks associated with the Company’s compensation policies and programs; and
●	to review and make recommendations to the Board with respect to the compensation of the senior executive officers.

Overview of Executive Compensation Program

The objectives of our executive compensation policy are to attract and retain individuals of high caliber to serve as officers, to motivate their performance in order to achieve our strategic objectives and to align the interests of executive officers with the long term interests of our stockholders. Short-term compensation, including base salaries and annual performance bonus, is used to attract and retain employees. Long-term compensation, including our Stock Option Plan and Equity Incentive Plan, is used to reward growth in asset value per share.

Our compensation policy is reviewed and examined annually by the Compensation Committee in accordance with its charter. The Compensation Committee considered the implications of the risks associated with our compensation policies and practices and did not identify any risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on us.

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

For the purposes of this Proxy Statement, named executive officers or “NEOs” means each of the following individuals:

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

During the financial year ended December 31, 2020, we had three NEOs: Preston Parsons (founder), John Farlinger (CEO), and Trent Carman (CFO). Mr. Farlinger was appointed the CEO on August 28, 2019. Prior to his appointment as CEO, Mr. Farlinger was appointed as Interim Chief Executive Officer on May 15, 2018. Mr. Carman was appointed CFO of October 22, 2018. On March 26, 2021, we announced that Trent Carman was retiring as our Chief Financial Officer effective March 26, 2021, and will remain as an advisor through December 31, 2021, to assist in the transition of his duties.

Compensation Elements and Rationale

Executive officer (including the NEOs) compensation consists of essentially three components: (i) base salary; (ii) annual performance bonus; and (iii) the equity compensation under our Stock Option Plan as amended, Equity Incentive Plan as amended, 2021 Stock Incentive Plan, 2021 Employee Stock Purchase Plan, or written grant agreements. Each component of our executive officer compensation arrangements are briefly described below.

Base Salaries

Salaries for executive officers and other members of senior management are determined by evaluating the responsibilities of each executive’s position, as well as the experience and knowledge of the individual, with a view to market competitiveness. Assure benchmarks its executive salaries, by position and responsibility, against other comparable business enterprises. The base salaries for executive officers are reviewed in the fourth quarter of each financial year for the ensuing year by the NCG Committee. Annual salary adjustments take into account the market value of the executive’s role, the executive’s performance throughout the year and the economic factors that affect Assure’s industry and marketplace.

Retention of executive officers is a risk considered by the Compensation Committee in setting base salaries.

Annual Performance Bonus

Each executive is eligible to receive an annual bonus (the “Annual Bonus”) based upon achievement of milestones established by the Compensation Committee. The Annual Bonus is determined, at the discretion of the Compensation Committee at the beginning of each year and is paid during the first quarter of the subsequent year. If the executive voluntarily resigns from their employment with us or if their employment is terminated for cause prior to payment of the Annual Bonus, they shall not be entitled to receive payment of the Annual Bonus, or any portion thereof, whether prorated or otherwise.

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

Equity Compensation

Options and Awards are granted by the Board at the recommendation of the NCG Committee. In monitoring or adjusting the option allotments, the NCG Committee takes into account its own observations on individual performance (where possible) and its assessment of individual contribution to shareholder value, previous option grants and the objectives set for the NEOs. The scale of options is generally commensurate to the appropriate level of base compensation for each level of responsibility. The NCG Committee makes these determinations subject to and in accordance with the provisions of the Amended Stock Option Plan.

See “Equity Compensation Plans” below for a description of our current equity compensation plans – the Amended 2020 Stock Option Plan, the 2020 Equity Incentive Plan, the 2021 Stock Incentive Plan and the 2021 Employee Stock Purchase Plan. As stated below, on November 4, 2021, the Board approved and the Company adopted the 2021 Stock Incentive Plan and the 2021 Employee Stock Purchase Plan (the “2021 Plans”), subject to stockholder approvals at the Annual Meeting. Moving forward, the Amended 2020 Stock Option Plan and the 2020 Equity Incentive Plan will remain in effect; however, the Company intends to grant all its future awards under the 2021 Stock Incentive Plan. In addition, executive officers will have the right to participate in the 2021 Employee Stock Purchase Plan along with other employees of the Company.

Compensation Governance

The Compensation Committee exercises general responsibility regarding overall employee and executive officer compensation. It determines the total compensation of the Chief Executive Officer, Chief Financial Officer and other senior executives of the Company, all subject to Board approval. The Compensation Committee also meets with the Chief Executive Officer to review all other salaries and compensation items. These salaries and compensation items are ultimately approved by the Board annually in the overall general and administrative expense budget.

Options and Awards are also granted by the Board at the recommendation of the Compensation Committee. In monitoring or adjusting the option allotments, the Compensation Committee takes into account its own observations on individual performance (where possible) and its assessment of individual contribution to stockholder value, previous option grants and the objectives set for the NEOs. The scale of options is generally commensurate to the appropriate level of base compensation for each level of responsibility. The Compensation Committee makes these determinations subject to and in accordance with the provisions of the Amended 2020 Stock Option Plan.

Summary Compensation Table

The following table sets forth the compensation earned by the NEOs for the years ended December 31, 2021, 2020, and 2019 and are set out below and expressed in the currency of the United States unless otherwise noted. On September 7,

2021, the Company completed a reverse stock split on a five (5) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

SUMMARY COMPENSATION TABLE

							Change in
							pension value
							and
							nonqualified
						Non-Equity	deferred
				Stock	Option	Incentive Plan	compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
John Farlinger, (1)	2021	401,610	323,380	144,918	330,382	Nil	Nil	61,889	1,262,179
Executive Chairperson and	2020	306,583	200,000	315,600	Nil	Nil	Nil	48,484	870,667
Chief Executive Officer	2019	285,000	130,000	Nil	117,000	Nil	Nil	43,075	575,075
John Price, (2)	2021	244,800	97,920	61,900	67,113	Nil	Nil	17,400	489,133
Chief Financial Officer	2020	20,000	Nil	Nil	Nil	Nil	Nil	Nil	20,000
	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Preston Parsons, (3)(4)(5)	2021	293,769	318,313	50,139	Nil	Nil	Nil	31,882	694,103
Founder and Director	2020	285,000	647,645	Nil	Nil	Nil	Nil	31,500	964,145
	2019	265,270	85,000	Nil	Nil	Nil	Nil	33,400	383,670

(1)	Mr. Farlinger was appointed to Chief Executive Officer and Executive Chairperson on August 28, 2019. Prior to his appointment as Chief Executive Officer and Executive Chairperson, Mr. Farlinger was appointed as Interim Chief Executive Officer and Executive Chairperson on May 15, 2018. During the year ended December 31, 2021, Mr. Farlinger received a car allowance of $14,394, travel and other allowances of $30,095 and a matched retirement investment contribution of $17,400 paid by Assure, which values have been included in the column “All Other Compensation”. Stock awards in 2021 consists of a grant of 16,200 common shares at $6.19 and 6,033 common shares at $4.00 per common share. Stock Awards during 2020 consists of a grant of 60,000 performance shares referenced in note (5). On January 29, 2021, Mr. Farlinger was granted 90,000 stock options exercisable to acquire shares of common stock of Assure at $5.30 (Cdn$6.80) per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.

(2)	Mr. Price joined the Company as the Vice President of Accounting and Finance during November 2020 and was appointed Chief Financial Officer on March 26, 2021. Mr. Price received a matched retirement investment contribution of $17,400 paid by Assure, which value has been included in the column “All Other Compensation”. Stock Awards consist of a grant of 10,000 common shares at a price of $6.19 per common share

(3)	Mr. Parsons was appointed the Chief Executive Officer of Assure following completion of the Qualifying Transaction on May 24, 2017. As of May 15, 2018, Mr. Parsons was no longer an officer of Assure and remains a director of Assure. During the year ended December 31, 2021, Mr. Parsons received a car allowance of $14,400, and a matched 401k amount of $17,482 paid by Assure, which values have been included in the column “All Other Compensation”.

(4)	As a result of the circumstances which led to the resignation of our former auditor, EKS&H LLP, and two management cease trade orders (May 1, 2018 and August 7, 2018, revoked on August 20, 2018), we entered into negotiations with Preston Parsons, our founder and a director, and Matthew Willer, a former officer and director, with respect to certain matters. We settled these matters as follows: On January 9, 2019 we announced that we entered into a settlement agreement on August 6, 2018, pursuant to which Mr. Parsons agreed to repay certain reclassified expenses and pledge certain collateral to secure payment. Mr. Parsons surrendered for cancellation 292,278 of the shares held by him at a price of $7.50 per share. Additionally, Mr. Parsons voluntarily surrendered 200,000 options to allow us to grant options to retain employees and competitively recruit strong professional talent. Mr. Parsons also agreed to modify the performance stock grant agreement dated November 8, 2016, which granted Mr. Parsons the right to receive 1,000,000 shares (“Performance shares”), to increase certain performance requirements to earn the Performance shares.

(5)	On March 4, 2020, Mr. Parsons entered into a Stock Grant Amendment and Transfer Agreement, under which he agreed to transfer and distribute 340,000 of the 1,000,000 Performance shares to which he was entitled to certain current and former employees and senior management, including John Farlinger (60,000 shares). On December 29, 2020, Assure settled the 1,000,000 Performance shares through the issuance of 1,000,000 shares of common stock governed by the vesting conditions under restricted stock award agreements including to Mr. Parsons (660,000 shares) and Mr. Farlinger (60,000 shares) along with other current and former employees and senior management. The restricted stock was subject to forfeiture under the terms of restricted stock award agreements subject to the vesting terms contained therein. Pursuant to the terms of the restricted stock award agreements the restricted stock vested on September 29, 2021 upon the Company’s listing on the Nasdaq Capital Market.

Grants of Plan-Based Awards Table

The following table discloses all compensation securities granted or issued to each NEO by Assure in the most recently completed financial year ended December 31, 2021 for services provided or to be provided, directly or indirectly, to Assure. On September 7, 2021, the Company completed a reverse stock split on a five (5) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

GRANTS OF PLAN BASED AWARDS

Closing
					price of	Closing
		Number of			security or	price of
		compensation			underlying	security or
		securities,		Issue,	security	underlying
	Type of	number of	Date of	conversion or	on date	security
Name and	compensation	underlying	issue or	exercise price	of grant	at year end	Expiry
Principal Position	security	securities	grant	($)	($)	($)	Date
John Farlinger, (1)
Executive Chairperson and Chief Executive Officer	Stock Option	90,000 common shares	2/1/2021	$5.30	$5.30	$5.40	2/1/2026
John Price, (2)
Chief Financial Officer	Stock Option	10,000 common shares	10/1/2021	$7.65	$7.65	$5.40	10/1/2026

(1)	On January 29, 2021, Mr. Farlinger was granted 90,000 stock options exercisable to acquire shares of common stock of Assure at $5.30 per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(2)	On October 1, 2021, Mr. Price was granted 10,000 stock options exercisable to acquire shares of common stock of Assure at $7.65 (per share, vesting 2,000 on the grant date and 1,333 vesting March 1, 2022, September 1, 2022, March 1, 2023, September 1, 2023, and March 1, 2024 and 1,335 vesting September 1, 2024 and expiring on October 1, 2026.

Outstanding Equity Awards Table

The following table discloses the particulars of unexercised options, stock that has not vested and equity incentive plan awards for our NEOs for the last completed fiscal year ending December 31, 2021. On September 7, 2021, the Company completed a reverse stock split on a five (5) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
			Equity					Awards:	Awards:
			Incentive				Market	Number	Market
			Plan			Number	Value	of	or Payout
			Awards:			of	of	Unearned	Value of
			Number of			Shares	Shares	Shares,	Shares,
	Number of	Number of	Securities			or	or Units	Units or	Units or
	Securities	Securities	Underlying			Units of	of	Other	Other
	Underlying	Underlying	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name and	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Principal Position	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
John Farlinger, (1)	60,400	Nil	Nil	$9.00	10/1/2023	60,000	$315,000	Nil	Nil
Executive Chairperson	20,280	3,120	Nil	$7.80	1/16/2024
and Chief Executive Officer	30,000	60,000	Nil	$5.30	2/1/2026
John Price, (2) Chief Financial Officer	23,334	26,666	Nil	$4.85	12/10/2025	Nil	Nil	Nil	Nil
	2,000	8,000	Nil	$7.65	10/1/2026	Nil	Nil	Nil	Nil
Preston Parsons, (3) Founder and Director	200,000	Nil	Nil	$0.25	8/25/2025	660,000	$3,471,600	Nil	Nil

(1)	As of December 31, 2021, Mr. Farlinger has an aggregate of 173,800 options to purchase common stock of the Company. The options are exercisable to purchases: (a) 60,400 shares of the Company at an exercise price of $9.00 which expire on October 1, 2023, pursuant to options awarded to Mr. Farlinger on October 1, 2018; (b) 23,400 shares of the Company at an exercise price of $7.80 which expire on January 16, 2024 and (c) 90,000 shares of the Company at an exercise price of $5.30 which expire on February 1, 2026. On March 4, 2020, Preston Parsons entered into a Stock Grant Amendment and Transfer Agreement, under which he agreed to transfer and distribute 340,000 Performance shares to certain employees and senior management, including Mr. Farlinger (60,000 shares). On December 29, 2020, Assure issued 60,000 shares of common stock in settlement of the Performance shares to Mr. Farlinger, subject to forfeiture under the vesting terms of a restricted stock award agreement. The restricted shares vested under the terms of the restricted stock award agreement on September 29, 2021.
(2)	As of December 31, 2021, Mr. Price has an aggregate of 60,000 options to purchase common stock of the Company. The options are exercisable to purchase (a) 50,000 shares of the Company at an exercise price of $4.85 which expire on December 10, 2025, pursuant to options awarded to Mr. Price on December 10, 2021 and (b) 10,000 shares of the Company at an exercise price of $7.65 which expire on October 1, 2026 pursuant to options award to Mr. Price on October 1, 2021.
(3)	As of December 31, 2021, Mr. Parsons has fully vested options to purchase 200,000 shares of the Company at an exercise price of $0.25 which expire on August 25, 2025, pursuant to options awarded to Mr. Parsons on August 25, 2015. As part of a stock grant agreement dated November 8, 2016, while Assure was still operating privately, Mr. Parsons was granted the right to receive 1,000,000 shares upon satisfaction of certain performance conditions. On March 4, 2020, Mr. Parsons agreed to reallocate 340,000 shares of restricted common stock to six employees and/or officers of Assure, including John Farlinger, our CEO (60,000 shares), under the terms of Incentive Stock Agreements. On December 29, 2020, Assure issued 660,000 shares of common stock in settlement of the Performance shares to Mr. Parsons, subject to forfeiture under the vesting terms of a restricted stock award agreement. The restricted shares vested under the terms of the restricted stock award agreement on September 29, 2021. The closing price of the shares on December 29, 2020 was $5.20.

Option Exercise and Vested Stock

There were no option exercises or stock that vested on an aggregated basis for our NEOs during the year ended December 31, 2021.

Pension Plans, Defined Benefit Plans, Deferred Compensation Plans

The Company has not established a pension plan, defined benefits plan, or deferred compensation plan.

Potential Payments Upon Termination or Change-In-Control

The Company does not currently have any employment agreements which include material payments related to termination or change-in-control.

Agreements with Named Executive Officers

The Company has entered into employment agreements with certain NEOs. The agreements establish the terms and conditions that will apply during their employment with the Company as well as the terms and conditions that will apply upon their termination of employment.

John Farlinger, Executive Chairperson, Chief Executive Officer

The Company entered into an employment agreement with John Farlinger effective June 1, 2018. Mr. Farlinger is employed as Chief Executive Officer of the Company and provides corporate management, financial strategy, capital market advisory, business expansion, compliance and advisory, corporate communications and general operational services to the Company that are relevant to his position. As compensation, Mr. Farlinger received an annual salary of $401,610 during the financial year ended December 31, 2021 and was granted 90,000 options to purchase shares. In addition, Mr. Farlinger is entitled to four weeks per year of vacation. The Company reimburses Mr. Farlinger for reasonable and customary “out of pocket” expenses. Mr. Farlinger is entitled to insurance benefits, sick leave, five weeks of vacation time, a car allowance, a 401k matching plan of up to 6%, performance based bonuses allocated at the discretion of the Board, a phone allowance and stock options pursuant to the Stock Option Plan. The agreement contains customary confidentiality arrangements for an executive in the healthcare industry and provides that for one year following the termination of Mr. Farlinger’ s employment with the Company, he will not directly or indirectly engage in any business competitive with the Company.

John Price, Vice President of Finance, Chief Financial Officer (effective March 26, 2021)

The Company is currently in the process of negotiating an employment agreement with John Price to serve as its Chief Financial Officer. Per the terms of Mr. Price’s offer letter as the Vice President of Finance, as compensation, Mr. Price receives an annual salary of $240,000 starting November 30, 2020. During the year ended December 31, 2021, Mr. Price was granted 10,000 options to purchase shares. In addition, Mr. Price is entitled to three weeks per year of vacation and The Company reimburses Mr. Price for reasonable and customary “out-of-pocket” expenses. Mr. Price is entitled to insurance benefits, sick leave, four weeks of vacation time, a 401k matching plan of up to 6%, performance-based bonuses allocated at the discretion of the Board, and stock options pursuant to the Stock Option Plan.

Preston Parsons, Director, Founder and Director

The Company entered into an employment agreement with Preston Parsons effective November 7, 2016, which employment agreement was transferred to the Company following completion of the Qualifying Transaction. As of the date of this annual report, Mr. Parsons’ employment arrangement has expired. The employment agreement with

Mr. Parsons set out his responsibilities as Chief Executive Officer. However, as disclosed, on May 15, 2018, Mr. Parsons resigned as the Chief Executive Officer of the Company and assumed the responsibility of working to generate increased revenue by engaging new surgeons to its platform, executing on the Company’s multi-state expansion strategy and expanding the Company’s Neuromonitoring services. To date, no new employment agreement has been entered into with Mr. Parsons and the Company. As compensation, Mr. Parsons received an annual salary of $293,769 during the financial year ended December 31, 2021. In addition, Mr. Parsons is entitled to four weeks per year of vacation with an additional week granted for each completed year of employment and Assure reimburses Mr. Parsons for reasonable and customary “out-of-pocket” expenses. Mr. Parsons is entitled to insurance benefits, sick leave, personal leave, a car allowance, a 401k matching plan of up to 6%, performance based bonuses allocated at the discretion of the Board, a phone and home office allowance and stock options pursuant to the Stock Option Plan. The agreement contains customary confidentiality arrangements for an executive in the healthcare industry and provides that for one year following the termination of Mr. Parsons’ employment with the Company, he will not directly or indirectly engage in any business competitive with the Company. The employment agreement is governed by the laws of the State of Colorado and has a term of 5 years. Either party is able to terminate the agreement at any time upon 30 days written notice. If the Company terminates the contract, Mr. Parsons shall be entitled to compensation for three months of annualized compensation for every one year of employment beyond the termination date unless Mr. Parsons is in violation of the contract. If Mr. Parsons is in violation of the contract, the Company may terminate employment without notice and will provide compensation to Mr. Parsons only to the date of such termination. The compensation paid under the contract shall be Mr. Parsons’ exclusive remedy.

DIRECTOR COMPENSATION

The following table sets forth the compensation granted to our independent directors for the fiscal year ended December 31, 2021. On September 7, 2021, the Company completed a reverse stock split on a five (5) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Martin Burian, (1)(2)	50,000	Nil	36,709	Nil	Nil	Nil	86,709
Independent Director
Christopher Rumana, (1)(3)	50,000	18,570	73,418	Nil	Nil	Nil	141,988
Independent Director
Steven Summer, (1)(4)	50,000	18,570	73,418	Nil	Nil	Nil	141,988
Independent Director
John Flood, (1)(5)	50,000	18,570	116,178	Nil	Nil	Nil	184,748
Former Director

(1)	All directors who are not employees of the Company are entitled to receive a quarterly retainer of $10,000 for their services as directors of the Company and a quarterly retainer of $2,500 for serving on a committee of the Company.
(2)	As of December 31, 2021, Mr. Burian has options to purchase (a) 15,000 common shares of the Company at an exercise price of $9.00 which expire on October 1, 2023, pursuant to options awarded to Mr. Burian on October 1, 2018; (b) 30,000 common shares of the Company at an exercise price of $7.80 which expire on January 16, 2024, pursuant to options awarded to Mr. Burian on January 16, 2019 and (c) 10,000 common shares of the Company at an exercise price of $5.30 which expire on January 27, 2026, pursuant to options awarded to Mr. Burian on January 29, 2021. As of December 31, 2021, all of the 15,000 of the options granted on October 1, 2018 have vested, 26,000 of the options granted on January 16, 2019 have vested with the balance of options vesting January 16, 2022, and 3,333 of the options granted on January 29, 2021 have vested with the balance of options vesting in increments of 1,333 on each February 1 and August 1, until such time that the options have fully vested February 1, 2024.

(3)	As of December 31, 2021, Dr. Rumana has options to purchase (a) 30,000 common shares of the Company at an exercise price of $7.80 which expire on January 16, 2024, pursuant to options awarded to Dr. Rumana on January 16, 2019 and (b) 20,000 common shares of the Company at an exercise price of $5.30 which expire on January 27, 2026, pursuant to options awarded to Dr. Rumana on January 29, 2021. As of December 31, 2021, of 30,000 options granted on January 16, 2019, 26,000 had vested, with the balance of options vesting January 16, 2022 and 6,667 of the options granted on January 29, 2021 have vested with the balance of options vesting in increments of 2,667 on each February 1 and August 1, until such time that the options have fully vested February 1, 2024.
(4)	As of December 31, 2021, Mr. Summer has options to purchase (a) 30,000 common shares of the Company at an exercise price of Cdn$8.55 which expire on October 4, 2024, pursuant to options awarded to Mr. Summer on October 4, 2019 and (b) 20,000 common shares of the Company at an exercise price of $5.30 which expire on January 27, 2026, pursuant to options awarded to Mr. Summer on January 29, 2021. As of December 31, 2021, of 30,000 options granted on October 4, 2019, 22,000 have vested, with the balance of options vesting in increments of 4,000 options each April 4 and October 4, until such time that the options have fully vested on October 4, 2022 and 6,667 of the options granted on January 29, 2021 have vested with the balance of options vesting in increments of 2,667 on each February 1 and August 1, until such time that the options have fully vested February 1, 2024.
(5)	As of December 31, 2021, Mr. Flood has options to purchase 30,000 common shares of the Company at an exercise price of $5.60 which expire on April 15, 2026, pursuant to options awarded to Mr. Flood on April 15, 2021. As of December 31, 2021, of 30,000 options granted on April 15, 2021, 10,000 have vested, with the balance of options vesting in increments of 4,000 options each April 15 and October 15, until such time that the options have fully vested on April 15, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 4, 2022 regarding the beneficial ownership of our common stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Assure Holdings Corp, 7887 E. Belleview Ave., Suite 500 Englewood, Colorado. As of March 4, 2022, there were 12,919,666 shares of our common stock outstanding.

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

On September 7, 2021, the Company completed a reverse stock split on a five (5) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

Name and Address of	Amount and nature of
Beneficial Owner	beneficial ownership	Percent of Class
John Farlinger (1)	308,032	2.4%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Greenwood Village, Colorado.
John Price (2)	40,366	* %
c/o Assure Holdings Corp,7887 East Belleview Avenue, Greenwood Village, Colorado.
Preston Parsons (3)	4,334,098	33.0%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Greenwood Village, Colorado.
Martin Burian (4)	116,667	* %
c/o Assure Holdings Corp,7887 East Belleview Avenue, Greenwood Village, Colorado.
Christopher Rumana (5)	74,958	* %
c/o Assure Holdings Corp,7887 East Belleview Avenue, Greenwood Village, Colorado.
Steven Summer (6)	46,958	* %
c/o Assure Holdings Corp,7887 East Belleview Avenue, Greenwood Village, Colorado.
John Flood (7)	54,000	* %
c/o Assure Holdings Corp,7887 East Belleview Avenue, Greenwood Village, Colorado.
Directors and Executive Officers as a Group (7 persons)	4,975,079	37.9%

Manchester Explorer, L.P.(7)	1,875,000	10.0%
2 Calle Nairn, #701 San Juan, PR 00907
Special Situations Fund III QP, L.P.(8)(12)	1,316,269	9.7%
527 Madison Ave., Suite 2600 New York, NY 10022
Special Situations Cayman Fund, L.P.(9)(12)	436,514	3.3%
527 Madison Ave., Suite 2600 New York, NY 10022
Special Situations Life Sciences Fund, L.P.(10)(12)	747,217	5.6%
527 Madison Ave., Suite 2600 New York, NY 10022
Special Situations Private Equity Fund, L.P.(11)(12)	625,000	4.7%
527 Madison Ave., Suite 2600 New York, NY 10022

●	Less than 1%.

(1)	Mr. Farlinger is CEO and Executive Chairman of Assure. Consists of 150,232 shares of common stock and 157,800 shares of common stock acquirable upon exercise of stock options (26,800 shares) and warrants (32,000 shares) within 60 days of March 4, 2022. Of the shares of common stock beneficially owned by Mr. Farlinger, 60,000 shares were issued under a restricted stock grant agreement, subject to forfeiture, which will vest on December 31, 2021 or earlier upon satisfaction of certain conditions. Includes 60,400 shares of common stock issuable upon exercise of vested options exercisable until October 1, 2023, at an exercise price of $9.00 per share. Includes 23,400 shares of common stock issuable upon exercise of vested options exercisable until January 16, 2024, at an exercise price of $7.80 per share. Includes 42,000 shares of common stock issuable upon exercise of vested options exercisable until February 1, 2026, at an exercise price of $5.30 per share. Does not include unvested options to 58,000 shares of common stock vesting 12,000 shares on each of August 2, 2022, February 2, 2023, August 2, 2023 and February 2, 2024 and exercisable at a price of $5.30 per share.

(2)	Mr. Price is CFO. Consists of 13,700 shares of common stock and 26,666 shares of common stock acquirable upon exercise of stock options 60 days from March 4, 2022. Includes 23,333 shares of common stock issuable upon exercise of vested options exercisable until December 10, 2025 at an exercise price of $4.85 per share. Includes 20,000 shares of common stock issuable upon exercise of vested options exercisable until October 1, 2026 at an exercise price of $7.65 per share. Does not include unvested options to 26,667 shares of common stock vesting 6,667 shares on each of June 10, 2022, December 10, 2022, June 10, 2023 and December 10, 2023 and exercisable at a price of $4.85 per share. Does not include unvested options to 8,000 shares of common stock vesting 1,333 shares on each of September 1, 2023 and March 1, 2024 and 1,335 on September 1, 2024 and exercisable at a price of $7.65 per share.
(3)	Mr. Parsons is the founder and a director of Assure. Consists of 4,094,748 shares of common stock and 231,250 shares of common stock acquirable upon exercise of stock options (200,000 shares) and warrants (31,250 shares) within 60 days of March 4, 2022. Mr. Parsons holds a portion of the shares of common stock through Triple C Holdings, LLC (a family holding company). Of the shares of common stock beneficially owned by Mr. Parsons, 660,000 shares were issued under a restricted stock grant agreement, subject to forfeiture, which will vest on December 31, 2021 or earlier upon satisfaction of certain conditions. Includes 200,000 shares of common stock issuable upon exercise of vested options exercisable until August 25,2025 at an exercise price of $0.25 per share.
(4)	Mr. Burian is a director of Assure. Consists of 67,000 shares of common stock and 49,666 shares of common stock acquirable upon exercise of vested stock options within 60 days of March 4, 2022. Mr. Burian holds 20,600 shares of common stock directly. Mr. Burian beneficially holds 32,000 shares of common stock through Burian Investments Inc. of which Mr. Burian is a 1/3 beneficial owner, a director and acting secretary. Mr. Burian does not control investment decisions of shares held by Burian Investments Inc. Mr. Burian’s wife, Cheryl Burian, holds 6,400 shares of common stock directly and 8,000 shares of common stock ITF Cameron & Lauren Burian. Mr. Burian does not have voting or dispositive power over the shares held by his wife, directly or in trust, and disclaims beneficial ownership of such shares. Includes, 15,000 shares of common stock issuable upon exercise of vested options exercisable until October 1, 2023 at an exercise price of $9.00 per share. Includes, 30,000 shares of common stock issuable upon exercise of vested options exercisable until January 16, 2024 at an exercise price of $7.80 per share. Includes 4,666 shares of common stock issuable upon exercise of vested options exercisable until February 1, 2026 at an exercise price of $5.30. Does not include unvested options to 5,333 shares of common stock vesting 1,333 shares on each of August 2, 2022, February 2, 2023, August 2, 2023 and February 2, 2024 and exercisable at a price of $5.30 per share.
(5)	Mr. Rumana is a director of Assure. Consists of 30,812 shares of common stock and 47,146 shares of common stock acquirable upon exercise of stock options (32,667 shares) and warrants (7,812) within 60 days of March 4, 2022. Includes 30,000 shares of common stock issuable upon exercise of vested options exercisable until January 16, 2024, at an exercise price of $7.80 per share. Includes 9,334 shares of common stock issuable upon exercise of vested options exercisable until February 1, 2026, at an exercise price of $5.30 per share. Does not include unvested options to 10,666 shares of common stock vesting 2,667 shares on each of August 2, 2022, February 2, 2023, August 2, 2023 and February 2, 2024 and exercisable at a price of $5.30 per share.
(6)	Mr. Summer is a director of Assure. Consists of 10,812 shares of common stock and 39,146 shares of common stock acquirable upon exercise of stock options (20,667 shares) and warrants (7,812) within 60 days of March 4, 2022. Includes 22,000 shares of common stock issuable upon exercise of vested options exercisable until October 4, 2024, at an exercise price of $6.40 per share. Includes 8,000 shares of common stock issuable upon exercise of vested options exercisable until January 16, 2024, at an exercise price of $7.80 per share. Includes 9,334 shares of common stock issuable upon exercise of vested options exercisable until February 1, 2026, at an exercise price of $5.30 per share. Does not include unvested options to 8,000 shares of common stock vesting 4,000 on each of April 4, 2022 and on October 10, 2022 and exercisable at a price of $7.80 per share or unvested options to 10,666 shares of common stock vesting 2,667 shares on each of August 2, 2022, February 2, 2023, August 2, 2023 and February 2, 2024 and exercisable at a price of $5.30 per share.
(7)	Mr. Flood is a director of Assure. Consists of 40,000 shares of common stock held directly and 14,000 shares of common stock acquirable upon exercise of stock options within 60 days of March 4, 2022. Includes 10,000 shares of common stock issuable upon exercise of vested options exercisable until April 15, 2024, at an exercise price of $5.60 per share. Does not include unvested options 20,000 shares of common stock vesting 4,000 on each of April 15, 2022, October 15, 2022, April 15, 2023, October 15, 2023 and April 15, 2024.
(8)	Includes 937,500 shares of common stock and 937,500 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) which are registered for resale and qualified under this). James Besser is managing member of Manchester Explorer, L.P. and has voting or disposition power over these securities. Pursuant to a letter agreement by and between Assure Holdings Corp. and Manchester Explorer, L.P., the beneficial ownership of Manchester Explorer, L.P. and its affiliated persons may not exceed 9.99% for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Accordingly, stock purchase warrants may not be exercised by Manchester Explorer, L.P. if the beneficial ownership of Manchester Explorer, L.P. and its affiliated persons exceed 9.99%.

(9)	Includes 658,135 shares of common stock and 658,135 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) which are registered for resale and qualified under this Proxy Statement. David Greenhouse is managing partner of Special Situations Fund III QP, L.P. and Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over these securities.

(10)	Includes 218,257 shares of common stock and 218,257 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) which are registered for resale and qualified under this Proxy Statement. David Greenhouse is managing partner of Special Situations Cayman Fund, L.P. and Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over these securities.

(11)	David Greenhouse is managing partner of Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Life Sciences Fund, L.P. and Special Situations Private Equity Fund, L.P. (collectively, the “Holders”). Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over securities owned the Holders. The Holders collectively beneficially own 3,125,000 shares of common stock, approximately 23.3% for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Except as set forth below, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of the year ended December 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120 thousand or one percent of the average of our total assets at year-end for the years ended December 31, 2021 and 2020.

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

On March 4, 2020, Mr. Parsons agreed to reallocate 340,000 Performance shares to six employees and/or officers of Assure, including John Farlinger, our CEO (60,000 shares), under the terms of restricted stock award agreements. On December 29, 2020, we issued 1,000,000 shares of common stock in settlement of performance shares as “restricted common stock” to seven current and former employees and/or officers. The restricted common stock was subject to forfeiture under the terms of the restricted stock award agreements dated December 29, 2020.  The restricted common stock vested under the terms of the restricted stock award agreements on September 29, 2021.

In June 2021, we entered into common stock purchase agreements, pursuant to which the Company issued 156,032 shares of common stock at a deemed issuance price of $4.00 per shares to certain employees, directors and third parties. Pursuant to the share issuance, John Flood a director, purchased 30,000 shares of common stock, persons affiliated with Martin

Burian, a director, purchased 20,000 shares of common stock and John Farlinger, our Chairman and Chief Executive Officer, purchased 6,032 shares of common stock.

In November 2021, we entered into common stock purchase agreements, pursuant to which the Company issued 70,300 shares of common stock at a price of $6.19 per shares to certain employees, directors and consultants. Pursuant to the agreements, John Farlinger, our Chairman and Chief Executive Officer, purchased 16,200 shares of common stock, John Price, our Chief Financial Officer, purchased 13,700 shares of common stock, Preston Parsons, our founder and a directors, purchased 8,100 shares of common stock, John Flood, a director, purchased 3,000 shares of common stock, Christopher Rumana, a director, purchased 3,000 shares of common stock and Steven Summer, a director, purchased 3,000 share of common stock.

Policies and Procedures for the Review, Approval, or Ratification of Related Transactions

We have a policy for the review of transactions with related persons as set forth in our Audit Committee Charter and internal practices. The policy requires review, approval or ratification of all transactions in which we are a participant and in which any of our directors, executive officers, significant stockholders or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy - including employment of executive officers, director compensation (in general, where such transactions are required to be reported in our proxy statement pursuant to SEC compensation disclosure requirements), as well as certain transactions where the amounts involved do not exceed specified thresholds. All related party transactions must be reported for review by the Audit Committee of the Board pursuant to the Audit Committee’s charter.

Following its review, the Audit Committee determines whether these transactions are in, or not inconsistent with, the best interests of the Company and its stockholders, taking into consideration whether they are on terms no less favorable to the Company than those available with other parties and the related person’s interest in the transaction. If a related party transaction is to be ongoing, the Audit Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the related person.

Our policy for review of transactions with related persons was followed in all of the transactions set forth above and all such transactions were reviewed and approved in accordance with our policy for review of transactions with related persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2021 and 2020 services listed below were pre-approved.

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

All Other Fees consist of fees for services other than the services described above.

The following fees were billed to us by our independent registered public accounting firm, Baker Tilly US, LLP. (formerly Squar Milner LLP.

	For the years ended December 31,
Description	2021	2020
Audit fees	$542,851	$228,396
Audit-related fees	—	—
Tax fees	—	—
All other fees	15,000	15,000
Total	$557,851	$243,396

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report or incorporated by reference:

(1)	The consolidated financial statements are presented in “Item 8. Financial Statements and Supplementary Data.”
(2)	Financial Statement Schedules (omitted because they are either not required, not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).
(3)	Reference is made to the Exhibit Index that follows the signature pages on this report.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Montreux Capital Corp. dated May 15, 2017 (incorporated by referenced to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
3.2	Articles of Domestication (from British Columbia to State of Nevada) dated May 15, 2017 (incorporated by referenced to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
3.3

Certificate of Amendment to Articles of Incorporation (Name Change) of Montreux Capital Corp. dated May 17, 2017 (incorporated by referenced to Exhibit 3.3 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

3.4	Bylaws of Assure Holdings Corp. (incorporated by referenced to Exhibit 3.4 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
3.5	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 3, 2021)
3.6	Amendment No.1 to the Bylaws (incorporated by referenced to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on September 3, 2021)
3.7	Amendment No. 2 to the Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 9, 2021)
3.8	Amended and Restated Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.8 to the Company’s 10-Q filed with the SEC on November 15, 2021)
3.9	Amended Articles of Incorporation of Assure Holdings Corp. (incorporated by reference to Exhibit 3.9 to the Company’s 10-Q filed with the SEC on November 15, 2021)
4.1+	Description of Securities
10.1*

Share Exchange Agreement among Montreux Capital Corp. and Assure Holdings Inc. dated May 16, 2017 (incorporated by referenced to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.2*

Stock Grant Agreement between Assure Neuromonitoring and Preston Parsons dated June 15, 2016 (incorporated by referenced to Exhibit 10.2 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.3

Stock Grant Agreement between Assure Neuromonitoring and Matthew Willer dated June 15, 2016 (incorporated by referenced to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.4*

Employment Agreement between Assure Holdings Corp. and Preston Parsons dated November 7, 2016 (incorporated by referenced to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.5*	Employment Agreement between Assure Holdings Corp. and John Farlinger dated June 1, 2018 (incorporated by referenced to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
10.6*	Executive Employment Agreement between Assure Holdings Corp. and Trent Carman (incorporated by referenced to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
10.7*

Debt Settlement Agreement between Assure Holdings Corp. and Preston Parsons dated August 16, 2018 (incorporated by referenced to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.8*

Share Grant Amendment and Transfer Agreement between Assure Holdings Corp. and Preston Parsons dated March 4, 2020 (incorporated by referenced to Exhibit 10.8 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.9	Form of Stock Grant Agreement dated December 29, 2020 (incorporated by referenced to Exhibit 10.9 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
10.10

Loan Agreement between Assure Holdings Corp. and Central Bank & Trust, part of Farmers & Stockmens Bank, dated August 12, 2020 (incorporated by referenced to Exhibit 10.10 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

Exhibit Number	Description
10.11

Guaranty Agreement between Subsidiaries of Assure Holdings Corp. and Central Bank & Trust, part of Farmers & Stockmens Bank, dated August 12, 2020 (incorporated by referenced to Exhibit 10.11 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.12

Security Agreement between Assure Holdings Corp. and Central Bank & Trust, part of Farmers & Stockmens Bank, dated August 12, 2020 (incorporated by referenced to Exhibit 10.12 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.13

Promissory Note of Assure Holdings Corp. to Central Bank & Trust, part of Farmers & Stockmens Bank, dated August 12, 2020 (incorporated by referenced to Exhibit 10.13 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.14

Securities Purchase Agreement among Assure Holdings Corp. and investors dated December 1, 2020 (incorporated by referenced to Exhibit 10.14 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.15

Registration Rights Agreement among Assure Holdings Corp. and investors dated December 1, 2020 (incorporated by referenced to Exhibit 10.15 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.16*	Stock Option Plan, as amended (approved on December 10, 2020) (incorporated by referenced to Exhibit 10.16 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
10.17*	Equity Incentive Plan (approved on December 10, 2020) (incorporated by referenced to Exhibit 10.17 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
10.18	Paycheck Protection Promissory Note (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 2, 2021)
10.19	Asset Purchase Agreement dated April 30, 2021 (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 6, 2021)
10.20	Commitment Letter dated March 8, 2021 (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.21	Debenture dated June 9, 2021 (incorporated by referenced to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.22	Guarantee dated June 9, 2021 (incorporated by referenced to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.23	Security Agreement dated June 9, 2021 (incorporated by referenced to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.24	Contract Assignment dated June 9, 2021 (incorporated by referenced to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.25	Form of Warrant dated June 9, 2021 (incorporated by referenced to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.26

Securities Purchase Agreement among Assure Holdings Corp. and Selling Stockholders dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 19, 2021)

10.27

Form of Lock-up Agreement among Assure Holdings Corp. and certain of its officers and directors dated November 15, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on November 19, 2021)

10.28

Registration Rights Agreement among Assure Holdings Corp. and Selling Stockholders dated November 15, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on November 19, 2021)

10.29

Amending Agreement to the Company’s commitment letter with Centurion Financial Trust dated November 23, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 1, 2021)

10.30

Form of Securities Purchase Agreement among Assure Holdings Corp. and Selling Stockholders dated November 27, 2021(incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 1, 2021)

14.1	Code of Ethics (incorporated by referenced to Exhibit 14.1 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

Exhibit Number	Description
21.1+	Subsidiaries of the Company
23.1+	Report of Registered Accounting Firm, Baker Tilly, LLP, Firm PCAOB ID 23 (included in Item 8)
24.1+	Power of Attorney (included on signature page)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

+ Filed herewith.

++ Furnished herewith.

*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	/s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: March 11, 2022		Date: March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Martin Burian
Martin Burian, Director
Date: March 11, 2022

By:	/s/ Preston Parsons
Preston Parsons, Director and Founder
Date: March 11, 2022

By:	/s/ Christopher Rumana
Christopher Rumana, Director
Date: March 11, 2022

By:	/s/Steven Summer
Steven Summer, Director
Date: March 11, 2022

By:	/s/John Flood
John Flood, Director
Date: March 11, 2022

By:	/s/ John Farlinger
John Farlinger, Chief Executive Officer (Principal Executive Officer)
Date: March 11, 2022

By:	/s/ John Price
John price, Chief Financial Officer (Principal Financial Officer)
Date: March 11, 2022