Form 10-Q
period 2022-03-31
Assure Holdings Corp.
filed 2022-05-16
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40785

ASSURE HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	82-2726719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7887 E. Belleview Ave., Suite 500 Englewood, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)

(720) 287-3093

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IONM	Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

The number of the registrant’s shares of common stock outstanding as of May 9, 2022 was 12,919,666.

ASSURE HOLDINGS CORP.

FORM 10Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$1,661	$4,020
Accounts receivable, net	26,459	27,810
Income tax receivable	157	136
Other current assets	399	151
Due from MSAs	5,952	5,886
Total current assets	34,628	38,003
Equity method investments	495	525
Fixed assets	81	85
Operating lease right of use asset	876	956
Finance lease right of use asset	701	743
Intangibles, net	3,536	3,649
Goodwill	4,448	4,448
Total assets	$44,765	$48,409
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,661	$2,194
Current portion of debt	—	515
Current portion of lease liability	743	702
Current portion of acquisition liability	306	306
Total current liabilities	3,710	3,717
Lease liability, net of current portion	1,350	1,482
Debt, net of current portion	12,207	13,169
Acquisition liability	408	459
Fair value of stock option liability	2	25
Deferred tax liability, net	264	601
Total liabilities	17,941	19,453
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 180,000,000 shares authorized; 12,919,666 and 12,918,866 shares issued and outstanding, as of March , 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	43,714	43,387
Accumulated deficit	(16,903)	(14,444)
Total shareholders’ equity	26,824	28,956
Total liabilities and shareholders’ equity	$44,765	$48,409

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Technical services	$1,396	$3,133
Professional services	2,473	314
Other	832	1,318
Total revenue	4,701	4,765
Cost of revenues, excluding depreciation and amortization	3,877	2,532
Gross margin	824	2,233
Operating expenses
General and administrative	4,241	3,132
Sales and marketing	252	335
Depreciation and amortization	258	285
Total operating expenses	4,751	3,752
Loss from operations	(3,927)	(1,519)
Other income (expenses)
Income (loss) from equity method investments	5	(23)
Gain on Paycheck Protection Program loan forgiveness	1,665	—
Other income (expense), net	38	(3)
Accretion expense	(170)	(95)
Interest expense, net	(407)	(18)
Total other expense	1,131	(139)
Loss before income taxes	(2,796)	(1,658)
Income tax benefit	337	427
Net loss	$(2,459)	$(1,231)
Loss per share
Basic	$(0.19)	$(0.11)
Diluted	$(0.19)	$(0.11)
Weighted average number of shares used in per share calculation – basic	12,919,002	11,307,542
Weighted average number of shares used in per share calculation – diluted	12,919,002	11,307,542

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,459)	$(1,231)
Adjustments to reconcile net loss to net cash used in operating activities
(Income) loss from equity method investments	(5)	23
Stock-based compensation	323	279
Depreciation and amortization	258	285
Amortization of debt issuance costs	40	—
Provision for stock option fair value	(23)	3
Gain on Paycheck Protection Program loan	(1,665)	—
Accretion expense	170	95
Change in operating assets and liabilities
Accounts receivable, net	1,351	(745)
Prepaid expenses	(248)	(151)
Right of use assets	80	(216)
Accounts payable and accrued liabilities	467	62
Due from MSAs	(66)	(213)
Lease liability	(171)	120
Income taxes	(358)	(427)
Other assets and liabilities	(15)	(24)
Net cash used in operating activities	(2,321)	(2,140)
Cash flows from investing activities
Purchase of fixed assets	(26)	—
Net cash paid for acquisitions	(51)	—
Distributions received from equity method investments	35	169
Net cash provided by (used in) investing activities	(42)	169
Cash flows from financing activities
Proceeds from exercise of stock options	4	—
Proceeds from Paycheck Protection Program loan	—	1,665
Net cash provided by financing activities	4	1,665
Decrease in cash	(2,359)	(306)
Cash at beginning of period	4,020	4,386
Cash at end of period	$1,661	$4,080
Supplemental cash flow information
Interest paid	$410	$196
Income taxes paid	$—	$—
Supplemental non-cash flow information
Purchase of equipment with finance leases	$79	$273

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	(deficit)	equity
Balances, December 31, 2020	11,275,788	$11	$30,886	$(11,688)	$19,209
Stock-based compensation	—	—	279	—	279
Settlement of performance share liability	43,968	—	587	—	587
Net loss	—	—	—	(1,231)	(1,231)
Balances, March 31, 2021	11,319,756	$11	$31,752	$(12,919)	$18,844

Balances, December 31, 2021	12,918,866	$13	$43,387	$(14,444)	$28,956
Exercise of stock options	800	—	4	—	4
Stock-based compensation	—	—	323	—	323
Net loss	—	—	—	(2,459)	(2,459)
Balances, March 31, 2022	12,919,666	$13	$43,714	$(16,903)	$26,824

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.NATURE OF OPERATIONS

Assure Holdings Corp. (the “Company” or “Assure”), through its two wholly-owned subsidiaries, Assure Neuromonitoring, LLC (“Assure Neuromonitoring”) and Assure Networks, LLC (“Assure Networks”), provides technical and professional intraoperative neuromonitoring (“IONM”) surgical support services for neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat, and other surgical procures that place the nervous system at risk. These services have been recognized as the standard of care by hospitals and surgeons for risk mitigation. Assure Holdings, Inc., a wholly-owned subsidiary, employs most of the corporate employees and performs various corporate services on behalf of the consolidated Company. Neuromonitoring employs interoperative neurophysiologists (“INP”) who utilize technical equipment and their technical training to monitor electroencephalographic (“EEG”) and electromyography (“EMG”) signals during surgical procedures and to pre-emptively notify the underlying surgeon of any nerve related issues that are identified. The INPs perform their services in the operating room during the surgeries. The INPs are certified by a third-party accreditation agency.

Assure Networks performs similar support services as Assure Neuromonitoring except that these services are provided by employed or third party contracted neurologists or certified readers. The support service provided by the neurologist occurs at an offsite location at the same time and for the same surgery as the support services provided by the interoperative neurophysiologist.

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

COVID-19

Our business and results of operations have been, and continues to be, affected by the global COVID-19 pandemic and related events and we expect its impact to continue. The impact to date has included periods of significant volatility in various markets and industries, including the healthcare industry. The volatility has had, and we anticipate it will continue to have, an adverse effect on our customers and on our business, financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies. In particular, the healthcare industry, hospitals and providers of elective procedures have been and may continue to be impacted by the pandemic and/or other events beyond our control, and further volatility could have an additional negative impact on these industries, customers, and our business. In addition, the COVID-19 pandemic and, to a lesser extent, the impact on other industries, including automotive, electronics and real estate, increased fuel costs, U.S. restrictions on trade, and transitory inflation have impacted and may continue to impact the financial conditions of our customers and the patients they serve.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Accounting Policies

There have been no changes to the Company’s significant accounting policies or recent accounting pronouncements during the three months ended March 31, 2022 as compared to the significant accounting policies disclosed in the 10-K for the year ended December 31, 2021 as filed on March 14, 2022.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Common Stock Reverse Split

During September 2021, the Company effectuated a five-for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect the stock split. See Note 6 for additional discussion.

Reclassifications

Certain amounts for the three months ended March 31, 2021 have been reclassified to conform to the 2022 presentation.

3. REVENUE

The Company disaggregates revenue from contracts with customers by revenue stream as this depicts the nature, amount, timing and uncertainty of its revenue and cash flows as affected by economic factors. Commercial insurance consists of neuromonitoring cases whereby a patient has healthcare insurance. Facility billing consists of neuromonitoring cases whereby the company has an agreement with the facility for services.  In these cases, the hospital’s patient may be uninsured or have government insurance.

The Company’s revenue disaggregated by payor is as follows (stated in thousands):

	Three Months Ended March 31,
	2022	2021

Commercial insurance	$2,875	$2,761
Facility billing	1,045	783
Managed service agreements	419	772
Other	362	449
Total	$4,701	$4,765

Accounts Receivable

A summary of the accounts receivable by revenue stream is as follows (stated in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable, net:
Technical service	$18,269	$18,904
Professional service	7,453	8,209
Other	737	697
Total accounts receivable, net	$26,459	$27,810

The concentration of accounts receivable by payor as a percentage of total accounts receivable is as follows:

	As of March 31,	As of December 31,

Accounts receivable
Commercial insurance	91%	91%
Facility billing	4%	2%
Managed service arrangements	4%	3%
Other	1%	4%
Total	100%	100%

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. LEASES

Under ASC 842, Leases, a contract is a lease, or contains a lease, if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, an entity shall assess whether, throughout the period of use, the entity has both of the following: (a) the right to obtain substantially all of the economic benefits from the use of the identified asset; and (b) the right to direct the use of the identified asset. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As a practical expedient, the Company elected not to separate non-lease components for the corporate office facility (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component

Operating leases

The Company leases corporate office facilities under an operating lease which expires October 31, 2025. The incremental borrowing rate for this lease was 10%.

Finance leases

The Company leases medical equipment under various financing leases with stated interest rates ranging from 5.2% — 13.4% per annum which expire at various dates through 2026.

The condensed consolidated balance sheets include the following amounts for right of use (“ROU”) assets as of March 31, 2022 and December 31, 2021 (stated in thousands):

	March 31,	December 31,
	2022	2021
Operating	$876	$956
Finance	701	743
Total	$1,577	$1,699

Finance lease assets are reported net of accumulated amortization of $2.2 million and $2.0 million as of March 31, 2022 and December 31, 2021, respectively.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following are the components of lease cost for operating and finance leases (stated in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost:
Operating leases:
Amortization of ROU assets	$77	$64
Interest on lease liabilities	23	—
Total operating lease cost	100	64
Finance leases:
Amortization of ROU assets	169	117
Interest on lease liabilities	24	17
Total finance lease cost	193	134
Total lease cost	$293	$198

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	March 31, 2022	March 31, 2021
Weighted average remaining lease term (years):
Operating leases	3.5	0.3
Finance leases	2.9	3.5
Weighted average discount rate (%):
Operating leases	10.0	6.9
Finance leases	7.8	8.0

The Company acquired ROU assets in exchange for lease liabilities of $80 thousand upon commencement of finance leases during the three months ended March 31, 2022.

Future minimum lease payments and related lease liabilities as of March 31, 2022 were as follows (stated in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder of 2022	$193	$509	$702
2023	303	360	663
2024	328	268	596
2025	279	153	432
2026	—	23	23
Total lease payments	1,103	1,313	2,416
Less: imputed interest	(189)	(134)	(323)
Present value of lease liabilities	914	1,179	2,093
Less: current portion of lease liabilities	193	550	743
Noncurrent lease liabilities	$721	$629	$1,350

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. DEBT

The Company’s debt obligations are summarized as follows:

	March 31,	December 31,
	2022	2021
Paycheck Protection Program loan	$—	$1,687
Total	—	1,687

Face value of convertible debenture	3,450	3,450
Less: principal converted to common shares	(60)	(60)
Less: deemed fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	800	705
Total convertible debt	2,667	2,572

Face value of Centurion debenture	11,000	11,000
Less: deemed fair value ascribed to warrants	(1,204)	(1,204)
Plus: accretion of implied interest	251	176
Less: net debt issuance costs	(507)	(547)
Total Centurion debt	9,540	9,425
Total debt	12,207	13,684
Less: current portion of debt	—	(515)
Long-term debt	$12,207	$13,169

During the quarter ended March 31, 2022, the Company recognized a gain of $1.7 million related to the forgiveness of the balance of the Paycheck Protection Program loan.

As of March 31, 2022, future minimum principal payments are summarized as follows (stated in thousands):

	Convertible	Bank
	Debt	Indebtedness
Remainder of 2022	$—	$—
2023	965	—
2024	2,425	—
2025	—	11,000
Total	3,390	11,000
Less: fair value ascribed to conversion feature and warrants	(1,523)	(1,204)
Plus: accretion and implied interest	800	251
Less: net debt issuance costs	—	(507)
	$2,667	$9,540

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, with an original maturity date of February 25, 2026 (the “PPP Loan”). The PPP Loan carried an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure is remitted by the Small Business Administration to the Bank of Oklahoma; or (ii) 10 months after the end of the 24-week period

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

following the grant of the Loan. Under the terms of the PPP Loan, all or a portion of the PPP Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the 24-week period following the loan origination date and the proceeds of the PPP Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020. The Company submitted its application for forgiveness of the PPP Loan during the fourth quarter of 2021 and during January 2022, the Company received forgiveness of the $1.7 million PPP Loan resulting in no balance due.

Convertible Debt

From November 2019 through May 2020, the Company closed multiple non-brokered private placements of convertible debenture units (“CD Unit”) for gross proceeds of $3.5 million. Each CD Unit was offered at a price of $1. Each CD Unit included, among other things, one common share purchase warrant that allows the holder to purchase shares of the Company’s common stock at prices ranging from $5.00 to $9.50 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock at a conversion prices ranging from $3.35 to $7.00 per share for a period of four years. The CD Units carry a 9% coupon rate.

The fair value of the convertible debt was determined to be $1.7 million, the conversion feature $1.2 million and the warrants $600 thousand.  The difference between the fair value of the debt of $1.7 million and the face value of convertible debt of $3.5 million will be accreted over the four-year life of the CD Units.

For the three months ended March 31, 2022 and 2021, interest expense of $77 thousand and $18 thousand, respectively, was incurred related to Convertible Debt. For the three months ended March 31, 2022 and 2021, accretion expense of $95 thousand was incurred related to Convertible Debt

Centurion Debt

On June 10, 2021, the Company entered into definitive agreements to secure a credit facility under the terms of a commitment letter dated March 8, 2021 (the “Commitment Letter”) with Centurion Financial Trust, an investment trust formed by Centurion Asset Management Inc. (“Centurion”).  Under the terms of the Commitment Letter, Assure issued a debenture to Centurion, dated June 9, 2021 (the “Debenture”), with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  During November 2021, the Company and Centurion entered into an amendment to allow the Senior Short Term Acquisition Line to be utilized for organic growth and general working capital purposes. Under the terms and conditions of the debt arrangement, Centurion modified their debt covenant calculations regarding bad debt expense.  As a result, the Company’s was in compliance with the debt covenants as of March 31, 2022.

The Credit Facility matures in June 2025 and bears interest at the rate of the greater of 9.50% or the Royal Bank of Canada Prime Rate plus 7.05% per annum.

The fair value of the Debenture was determined to be $6.8 million and the warrants $1.2 million.  The difference between the fair value of the debt of $6.8 million and the face value of the Debenture of $8.0 million will be accreted over the four-year term of the Debenture.

For the three months ended March 31, 2022, interest expense was $263 thousand and accretion expense was $75 thousand related to Centurion Debt.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. SHARE CAPITAL

Common stock

Common stock: 180,000,000 authorized; $0.001 par value. As of March 31, 2022 and December 31, 2021, there were 12,919,666 and 12,918,866 shares of common stock issued and outstanding, respectively.

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

Stock options

During November 2021, the Company has adopted and approved the 2021 Stock Incentive Plan and the 2021 Employee Stock Purchase Plan. The intent of the Company and the Board is that while the Amended 2020 Stock Option Plan and the 2020 Equity Incentive Plan will continue in existence in relation to the options and awards previously granted thereunder, the Board will not grant future options or awards thereunder. Instead, only the 2021 Stock Incentive Plan will be used for the grant of options and awards to eligible participants thereunder.

As of March 31, 2022, an aggregate of 1,870,000 shares of common stock were available for issuance under the 2021 Stock Option Plan. As of March 31, 2022, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2021	1,204,233	$5.56	3.6
Options granted	130,000	$5.16
Options exercised	(800)	$5.04
Options canceled / expired	(15,633)	$5.50
Balance at March 31, 2022	1,317,800	$5.01	3.5	$1,175
Vested and exercisable at March 31, 2022	806,941	$5.12	2.9	$1,090

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at March 31, 2022:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
200,000	3.4	$0.25	200,000	$0.25
12,000	0.6	$14.00	12,000	$14.00
15,000	5.8	$9.00	15,000	$9.00
85,000	1.5	$9.00	85,000	$9.00
145,800	1.8	$7.80	145,800	$7.80
80,100	2.5	$6.40	58,373	$6.40
40,000	3.4	$4.50	18,667	$4.50
88,000	3.7	$4.85	41,067	$4.85
297,900	3.8	$5.30	138,780	$5.30
30,000	4.0	$5.60	10,000	$5.60
194,000	4.5	$7.65	56,254	$7.65
130,000	4.9	$5.16	26,000	$5.16
1,317,800	3.5	$5.01	806,941	$5.12

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following assumptions were used to value the awards granted during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Expected life (in years)	5.0	5.0
Risk-free interest rate	1.7%	0.4%
Dividend yield	—%	—%
Expected volatility	132%	91%

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $323 thousand and $279 thousand, respectively. As of March 31, 2022, there was approximately $1.6 million of total unrecognized compensation cost related to 510,859 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 3.5 years.

Derivative Liability

Stock options granted to consultants that have an exercise price this is stated in a different currency than the Company’s functional currency are treated as a liability and are revalued at the end of each reporting period for the term of the vesting period. Any change in the fair value of the stock option after the initial recognition is recorded as a component of other income, net in the consolidated statements of operations.

Changes in the Company’s stock option liability for the three months ended March 31, 2022 were as follows (stated in thousands):

Balance at December 31, 2021	$25
Gain on revaluation	23
Balance at March 31, 2022	$2

The assumptions used for the Black-Scholes Option Pricing Model to revalue the stock options granted to consultants as of March 31, 2022 and December 31, 2021 were as follows:

	Three months ended March 31,
	2022		2021
Risk free rate of return	1.1%		0.1%
Expected life	0.6	years	1.8	years
Expected volatility	84%		100%
Expected dividend per share	nil		nil

There were no stock options granted to consultants during the three months ended March 31, 2022 and 2021 that required recurring fair value adjustments.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

As of March 31, 2022 and December 31, 2021, there were3,940,006 warrants outstanding.

The following table summarizes warrants issued by transaction type:

Number of Warrants outstanding
Convertible debt, warrants issued (Note 5)	380,874
Debenture, warrants issued (Note 5)	275,000
July 2020 private placement, warrants issued	12,592
December 2021 equity financing warrants issued	3,271,540
Total warrant outstanding	3,940,006

7. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per share for the three months ended March 31, 2022 and 2021 (stated in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(2,459)	$(1,231)
Basic weighted average common stock outstanding	12,919,002	11,307,542
Basic loss per share	$(0.19)	$(0.11)
Net loss	$(2,459)	$(1,231)
Dilutive weighted average common stock outstanding	12,919,002	11,307,542
Diluted loss per share	$(0.19)	$(0.11)

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period

Stock options to purchase 1,317,800 and 527,693 shares of common stock and warrants to purchase 3,940,006 and 3,665,005 shares of common stock were outstanding at March 31, 2022 and 2021 that were not included in the computation of diluted weighted average common stock outstanding because their effect would have been anti-dilutive.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2021 found in the Form 10-K filed by Assure Holdings Corporation on March 14, 2022 (the “Form 10-K”).

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value, and effect, including those discussed under the heading “Risk Factors” in our annual report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

During each procedure, Assure provides two types of services, the Technical Component and Professional Component of IONM. Our in-house Interoperative Neurophysiologists (“INP”) provide Technical Component IONM services from the operating room throughout the procedure, while the telehealth-oriented supervising practitioners provide a level of redundancy and risk mitigation, the Professional Component, in support of the onsite INPs and surgical team. In addition, Assure offers a comprehensive suite of IONM services, including scheduling the INP and supervising practitioner, real time monitoring, patient advocacy and subsequent billing and collecting for services provided.

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

Beginning in the second quarter of 2021, Assure began executing on its long-term vertical integration plan by expanding into remote neurology services. As a result, Assure began delivering remote neurology services in support of the surgical team and INPs rather than exclusively relying on third- party supervising practitioners as it had previously. We currently have supervising practitioners employed and working with surgical teams and our INPs.  They are utilizing equipment and training to monitor electroencephalographic (“EEG”) and electromyography (“EMG”) and several complex modalities during surgical procedures to pre-emptively notify the underlying surgeon of any nerve related issues that are identified.

Remote neurology services is a one-to-many model, as one supervising practitioner is able to monitor multiple patients simultaneously.  As a result, the Professional Component has a different financial profile than the Technical Component. Supervising practitioners provide remote neurology services from an off-site location and maintain the ability to manage multiple cases simultaneously. As a result, each supervising practitioner has the ability to handle approximately 2,500 or more cases annually. In 2021, Assure performed approximately 17,400 total managed cases including managing approximately 2,100 remote neurology cases with employed supervising practitioners.  The number of remote neurology managed cases is expected to expand significantly as our supervising practitioners increase the volume of cases supervised and additional neurologists are added to the team.

Bringing the Professional Component of IONM in-house generates a number of positives for Assure. First, we will be able to oversee quality of service for providing remote neurology services. This commitment to quality supports our efforts to sign new in-network agreements with insurance payors and facility-wide agreements with hospitals. Second, by bringing the remote neurology function in-house, we are able to significantly reduce cost of delivery, allowing the Company to improve our profitability on every case we perform. Our objective is to significantly reduce the cost of delivery for remote neurology services going forward. Additional scale will serve as a catalyst for margin expansion in the future. Third, for most of the cases we perform, remote neurology services represent the creation of a new revenue stream. Fourth, providing remote neurology services for IONM creates opportunities in adjacent markets where similar remote neurology services are utilized. The shift to providing remote neurology services ourselves was a natural progression of the business. We already built the platform and maintained patient volume, insourcing remote neurology was simply a matter of replacing contractors with Assure supervising practitioners to service this volume. The long-term result will be increased margins, a new revenue stream and improved cash receipts from commercial payors.

Collectively, support from Assure’s high quality Technical and Professional IONM services results in decreased hospital and surgeon liability, abbreviated patient stays, fewer readmissions, reduced hospital costs, enhanced overall patient satisfaction and the efficient achievement of better clinical outcomes.

As we transition to becoming a provider of remote neurology services, we believe our expertise in IONM will assist us in entering adjacent markets including EEG, epilepsy, sleep study and stroke in which Assure supervising practitioners can also provide patient services.

In 2022, Assure provided IONM services for approximately 160 surgeons in approximately 100 hospitals and surgery centers. The Company operates in: Arizona, Colorado, Kansas, Louisiana, Michigan, Missouri, Nebraska, Nevada, Pennsylvania, South Carolina, Texas, Minnesota and Utah. Our continued geographic expansion initiatives, including facility-wide outsourcing agreements with medical facilities and hospital networks, coupled with the surgical vertical expansion efforts, extending the Company’s reach into remote neurology services and selective acquisitions are expected to generate substantial growth opportunities going forward. In the future, it may be necessary for us to raise additional funds for the continuing development of our business plan.

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

Our strategy is to build a telehealth remote neurology services company with exceptional capabilities in IONM and numerous adjacent markets while utilizing the same platform and employees. This will extend our reach and redefine our position in the industry. We are thoughtfully deploying capital and focusing our investment in high potential growth initiatives including: organically expanding into new states, growing our remote neurology platform, signing new IONM outsourcing agreements with hospitals and medical facilities, as well as opportunistic M&A. In addition, we are investing to make our revenue cycle management function more automated, improving the velocity of our cash collections. The data and analytics-driven Company we are building will play a bigger role in the success of our key stakeholder groups: surgeons, hospitals, insurance companies and patients, and in turn deliver attractive returns to our stockholders.

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

We bill, collect, and retain 100% of the revenue associated with the Technical Component of the services we provide. For the Professional Component, when the supervising practitioner is an Assure employee or where we own 100% of the entity managing the procedure, the Company bills, collects and retains 100% of the revenue. In instances in which the Professional Component is provided via Managed Service Agreements (“MSAs”) with surgeons or through agreements with Professional Entities (“PEs”), we engage in a revenue share based on the percentage outlined in the underlying agreement.

For the balance of the patients we serve, billing is made under individual facility service agreements with hospitals.  In these cases, the hospital’s patient may be uninsured or have government insurance.  Regardless, Assure provides the same high level of service and quality of care.

The surgical segment of the health care industry tends to be impacted by seasonality due to the nature of most benefit plans resetting on a calendar year basis. As patients utilize and reduce their remaining deductible throughout the year, Assure typically see an increase in volume throughout the year with the biggest impact coming during the fourth quarter. As a result, historically our annual revenues are overweighted in the fourth quarter.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table provides selected financial information from the condensed consolidated financial statements of income for the three months ended March 31, 2022 and 2021. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
Revenue
Technical services	$1,396	$3,133	$(1,737)	(55.4)%
Professional services	2,473	314	2,159	(687.6)%
Other	832	1,318	(486)	(36.9)%
Total revenue	4,701	4,765	(64)	(1.3)%
Cost of revenues, excluding depreciation and amortization	3,877	2,532	1,345	53.1%
Gross margin	824	2,233	(1,409)	(63.1)%
Operating expenses
General and administrative	4,241	3,132	1,109	35.4%
Sales and marketing	252	335	(83)	(24.8)%
Depreciation and amortization	258	285	(27)	(9.5)%
Total operating expenses	4,751	3,752	999	26.6%
Loss from operations	(3,927)	(1,519)	(2,408)	(158.5)%
Other income (expenses)
Income (loss) from equity method investments	5	(23)	28	121.7%
Gain on Paycheck Protection Program loan	1,665	—	1,665	—%
Other income (expense), net	38	(3)	41	(1,366.7)%
Accretion expense	(170)	(95)	(75)	(78.9)%
Interest expense, net	(407)	(18)	(389)	2,161.1%
Total other expense	1,131	(139)	1,270	(913.7)%
Loss before income taxes	(2,796)	(1,658)	(1,138)	(68.6)%
Income tax benefit	337	427	(90)	(21.1)%
Net loss	$(2,459)	$(1,231)	$(1,228)	(99.8)%
Loss per share
Basic	$(0.19)	$(0.11)	$(0.08)	(74.8)%
Diluted	$(0.19)	$(0.11)	$(0.08)	(74.8)%
Weighted average number shares – basic	12,919,002	11,307,542	1,611,460	14.3%
Weighted average number shares – diluted	12,919,002	11,307,542	1,611,460	14.3%

EBITDA
Net loss	$(2,459)	$(1,231)	$(1,228)	(99.8)%
Interest expense, net	407	18	389	2,161.1%
Accretion expense	170	95	75	78.9%
Income tax benefit	(337)	(427)	90	(21.1)%
Depreciation and amortization	258	285	(27)	(9.5)%
EBITDA	$(1,961)	$(1,260)	$(701)	(55.6)%

Revenue

Total revenues for the three months ended March 31, 2022 and 2021 were $4.7 million and $4.8 million, respectively, net of implicit price concessions. For the three months ended March 31, 2022 and 2021, we recorded an allowance for implicit price concessions of $4.4 million and $118 thousand, respectively.  Gross revenue for the three months ended March 31, 2022, and 2021, prior to the application of implicit price concessions, totaled $9.1 million and $4.9 million.  The increase in gross revenue is primarily related to an increase in managed case volume of approximately 2,300 from nearly 2,800 in the first quarter 2021 to over 5,100 in the same period of 2022.  The increase in managed cases is primarily related to the acquisition of Sentry, completed during the second quarter of 2021, and expansion into remote neurology.  Gross revenue for the three months ended March 31, 2022, was negatively impacted by implicit price concessions related to aged claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months; as such, included in the Company’s $4.4 million allowance for implicit price concessions for the three months ended March 31, 2022, is an estimate of the likelihood that a portion of the Company’s accounts receivable may become uncollectible due to age. Management has recently designated a tactical team to specifically pursue these reserved claims. We expect results from these efforts in the second half of the year as we continue collection efforts for claims aged past 24 months. As a result, we anticipate that there will also be a bad debt charge in the second quarter of 2022; smaller than what we reported in the first quarter, but still a material impact.

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

For the three months ended March 31, 2022, Assure managed approximately 5,100 cases compared to approximately 2,800 cases in the same period in the prior year, a 83% increase in managed case volume The increase is primarily related to organic sales growth in new markets, the acquisition of Sentry during the second quarter of 2021, and the launch of remote neurology services during the second quarter of 2021.

Other revenue consists of revenue from managed service arrangements on a contractual basis. Revenue from services rendered is recorded after services are rendered.

Cost of revenues, excluding depreciation and amortization

Cost of revenues, excluding depreciation and amortization, for the three months ended March 31, 2022, were $3.9 million compared to $2.5 million for the same period in 2021, an 53% increase. During the three months ended March 31, 2022, the number of neuromonitoring cases increased 83% compared to the three months ended March 31, 2021 which drove the costs of revenues increase. Cost of revenues consist primarily of the cost of our internal billing and collection department, internal and external collection costs, technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have increased headcount to align with expected growth in volume and the number of cases to invoice has increased.

General and administrative

General and administrative expenses were $4.2 million and $3.1 million for the three months ended March 1, 2022 and 2021, respectively. The increase period-to-period was primarily related to increased head count, via organic growth and integrated acquisitions, as we continued to build various administrative functions to support our planned growth and higher travel expense.

Gain on Paycheck Protection Program loan forgiveness

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.7 million. During January 2022, the Company was granted forgiveness of the PPP Loan. As of March 31, 2022, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million. There were no similar transactions during the three months ended March 31, 2021.

Accretion expense

The Company recorded non-cash accretion expense of $170 thousand and $95 thousand for the three months ended March 31, 2022 and 2021, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $95 for each period related to the convertible debt and $75 for the three months ended March 31, 2022 for the debenture.

Interest expense, net

Interest expense, net was $407 thousand for the three months ended March 31, 2022 compared to $18 thousand for the three months ended March 31, 2021. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $77 and $18 for each period related to the convertible debt and $263 for the three months ended March 31, 2022 for the debenture.

Income tax benefit

For the three months ended March 31, 2022, income tax benefit was $337 thousand compared $427 thousand for the three months ended March 31, 2021. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our cash position as of March 31, 2022 was $1.7 million compared to the December 31, 2021 cash balance of $4.0 million. Working capital was $30.9 million as of March 31, 2022 compared to $34.3 million at December 31, 2021. We believe that our working capital balance and our estimated cash flows from operations during 2022 is expected support our operating activities and our obligations for the next 12 months. However, if we pursue our plan of continued growth our existing working capital will not  be sufficient and we may need to seek equity or debt financing. We rely on payments from multiple private insurers and hospital systems that have payment policies and payment cycles that vary widely and are subject to change. Because we are primarily an out-of-network biller to private insurance companies, the collection times for our claims can last in excess of 24 months. During the three months ended March 31, 2022, the Company recorded an allowance for implicit price concessions of $4.4 million and we expect a material allowance for the three months ended June 2022 for the same reason. As a result, we anticipate the EBITDA to be negative for the same period but to improve in the second half of the year.

For the three months ended March 31, 2022, we collected approximately $5.6 million of cash from operations compared to collecting approximately $3.1 million in the same prior year period. As of March 31, 2022, accounts receivable, which are recorded net of implicit price concessions, was $26.5 million compared to $27.8 million at December 31, 2021. The increase in our accounts receivable balance during 2021 is primarily due organic growth as we enter new markets, the impact of the acquisition of Sentry during the second quarter of 2021, and the launch of our in-house remote neurology services. When we enter new markets, we experience a time lag in credentialling with payors of four months on average. We experienced similar delays with the launch of our remote neurology services which began in the second quarter 2021. We received $35 thousand in cash distributions from the PE entities for the three months ended March 31, 2022 compared to $169 thousand received for the same period in the prior year.

As of March 31, 2022, we have collected approximately 65% of our accounts receivable within six months and approximately 85% within 12 months from the service date.

Historically, we have financed our operations primarily from revenues generated from services rendered and through equity and debt financings. Our cash balance and projected cash flows from operations are expected to meet fund our current obligations and planned operating activities for the next 12 months.

Cash used in operating activities for the three months ended March 31, 2022 was $2.3 million compared to $2.1 million for the same period in the preceding year. Cash was used to fund operations and to fund our growth strategy.

Cash used in investing activities of $42 thousand for the three months ended March 31, 2022 was related the PE distributions of $35 thousand, offset by payments related to the Sentry acquisition of $51 thousand and fixed asset purchases of $26 thousand.  Cash provided by investing activities of $169 thousand for the three months ended March 31, 2021 was related to distributions received from the PEs.

Cash provided by financing activities of $4 thousand for the three months ended March 31, 2022 was due to stock option exercises. Cash provided by financing activities of $1.7 million for the three months ended March 31, 2021 was due proceeds from the Paycheck Protection Program loan.

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to revenue, accounts receivable, stock based compensation, acquired intangible assets, goodwill, and income taxes, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation” and Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 14, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Changes in our internal control over financial reporting during the quarter ended March 31, 2022 are discussed below under “Remediation”.

Material Weaknesses

Previously, management noted that we had material weaknesses in our internal control over financial reporting related improper segregation of duties which management believes to be a material weakness.

Remediation Progress

In response to the identified material weakness, during the first quarter of 2022, management began to restructure certain employee functions to allow for proper review of all transactions in order to remediate the segregation of duties control weakness. Management believes the segregation of duties material weakness will be remediated during the second quarter of 2022.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2022 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2(b) and 2(c) are not applicable.

Item 2(a) – Stock Issuances - Except as set forth below, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended March 31, 2022.

On March 14, 2022, the Company’s Board of Directors approved the issuance of 11,852 shares of common of the Company to a institutional consultant in relation to providing certain investor relations services to the Company per an agreement entered into between the Company and the consultant.  The shares of common stock are to be issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) based, in part, on representations made to the Company by the consultant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

3.4	Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
3.5	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 3, 2021)
3.6	Amendment No.1 to the Bylaws (incorporated by referenced to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on September 3, 2021)
3.7	Amendment No. 2 to the Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 9, 2021)
3.8	Amended and Restated Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.8 to the Company’s Form 10-Q filed with the SEC on November 15, 2021)
3.9	Amended Articles of Incorporation of Assure Holdings Corp. (incorporated by reference to Exhibit 3.9 to the Company’s Form 10-Q filed with the SEC on November 15, 2021)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: May 16, 2022		Date: May 16, 2022