Form 10-Q
period 2022-06-30
Assure Holdings Corp.
filed 2022-08-15
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

The number of the registrant’s shares of common stock outstanding as of August 12, 2022 was 12,919,666.

ASSURE HOLDINGS CORP.

FORM 10Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$792	$4,020
Accounts receivable, net	20,989	27,810
Income tax receivable	157	136
Other current assets	357	151
Due from MSAs	6,591	5,886
Total current assets	28,886	38,003
Equity method investments	484	525
Fixed assets	55	85
Operating lease right of use asset, net	779	956
Finance lease right of use asset, net	579	743
Deferred tax asset, net	2,039	—
Intangibles, net	3,424	3,649
Goodwill	4,448	4,448
Total assets	$40,694	$48,409
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,376	$2,194
Current portion of debt	—	515
Current portion of lease liability	679	702
Current portion of acquisition liability	306	306
Total current liabilities	4,361	3,717
Lease liability, net of current portion	1,236	1,482
Debt, net of current portion	12,418	13,169
Acquisition liability	332	459
Fair value of stock option liability	—	25
Deferred tax liability, net	—	601
Total liabilities	18,347	19,453
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 180,000,000 shares authorized; 12,919,666 and 12,918,866 shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	43,963	43,387
Accumulated deficit	(21,629)	(14,444)
Total shareholders’ equity	22,347	28,956
Total liabilities and shareholders’ equity	$40,694	$48,409

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Technical services	$67	$4,095	$1,463	$7,228
Professional services	854	652	3,327	966
Other	724	1,473	1,556	2,791
Total revenue	1,645	6,220	6,346	10,985
Cost of revenues, excluding depreciation and amortization	4,002	3,170	7,879	5,702
Gross margin	(2,357)	3,050	(1,533)	5,283
Operating expenses
General and administrative	3,596	3,963	7,837	7,095
Sales and marketing	238	166	490	501
Depreciation and amortization	260	387	518	672
Total operating expenses	4,094	4,516	8,845	8,268
Loss from operations	(6,451)	(1,466)	(10,378)	(2,985)
Other income (expenses)
Income (loss) from equity method investments	4	20	9	(3)
Gain on Paycheck Protection Program loan forgiveness	—	—	1,665	—
Other income (expense), net	28	1	66	(2)
Accretion expense	(171)	(120)	(341)	(215)
Interest expense, net	(439)	(218)	(846)	(236)
Total other expense	(578)	(317)	553	(456)
Loss before income taxes	(7,029)	(1,783)	(9,825)	(3,441)
Income tax benefit	2,303	474	2,640	901
Net loss	$(4,726)	$(1,309)	$(7,185)	$(2,540)
Loss per share
Basic	$(0.37)	$(0.11)	$(0.56)	$(0.22)
Diluted	$(0.37)	$(0.11)	$(0.56)	$(0.22)
Weighted average number of shares used in per share calculation – basic	12,919,666	11,589,857	12,919,546	11,400,471
Weighted average number of shares used in per share calculation – diluted	12,919,666	11,589,857	12,919,546	11,400,471

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(7,185)	$(2,540)
Adjustments to reconcile net loss to net cash used in operating activities
(Income) loss from equity method investments	(9)	3
Stock-based compensation	572	607
Depreciation and amortization	275	407
Amortization of debt issuance costs	80	13
Provision for stock option fair value	(25)	(1)
Gain on Paycheck Protection Program loan	(1,665)	—
Accretion expense	341	215
Change in operating assets and liabilities
Accounts receivable, net	6,821	(1,675)
Prepaid expenses	(206)	(420)
Right of use assets	421	205
Accounts payable and accrued liabilities	1,182	(712)
Due from MSAs	(705)	(1,063)
Lease liability	(349)	(343)
Income taxes	(2,661)	(901)
Other assets and liabilities	(16)	(58)
Net cash used in operating activities	(3,129)	(6,263)
Cash flows from investing activities
Purchase of fixed assets	(26)	—
Net cash paid for acquisitions	(127)	(156)
Distributions received from equity method investments	50	234
Net cash provided by (used in) investing activities	(103)	78
Cash flows from financing activities
Proceeds from exercise of stock options	4	832
Proceeds from Paycheck Protection Program loan	—	1,665
Proceeds from debenture	—	7,360
Repayment of short term debt	—	(4,100)
Net cash provided by financing activities	4	5,757
Decrease in cash	(3,228)	(428)
Cash at beginning of period	4,020	4,386
Cash at end of period	$792	$3,958
Supplemental cash flow information
Interest paid	$769	$127
Income taxes paid	$—	$—
Supplemental non-cash flow information
Purchase of equipment with finance leases	$79	$305

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity
Balances, March 31, 2021	11,319,756	$11	$31,752	$(12,919)	$18,844
Share issuance, net	403,785	2	2,455	—	2,457
Stock-based compensation	—	—	327	—	327
Equity component of debenture issuance	—	—	1,204	—	1,204
Settlement of performance share liability	15,000	—	1,707	—	1,707
Net loss	—	—	—	(1,309)	(1,309)
Balances, June 30, 2021	11,738,541	$13	$37,445	$(14,228)	$23,230

Balances, March 31, 2022	12,919,666	$13	$43,714	$(16,903)	$26,824
Stock-based compensation	—	—	249	—	249
Net income	—	—	—	(4,726)	(4,726)
Balances, June 30, 2022	12,919,666	$13	$43,963	$(21,629)	$22,347

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity
Balances, December 31, 2020	11,275,788	$11	$30,886	$(11,688)	$19,209
Share issuance, net	403,785	2	2,455	—	2,457
Stock-based compensation	—	—	607	—	607
Equity component of debenture issuance	—	—	1,204	—	1,204
Settlement of performance share liability	58,968	—	2,293	—	2,293
Net loss	—	—	—	(2,540)	(2,540)
Balances, June 30, 2021	11,738,541	$13	$37,445	$(14,228)	$23,230

Balances, December 31, 2021	12,918,866	$13	$43,387	$(14,444)	$28,956
Exercise of stock options	800	—	4	—	4
Stock-based compensation	—	—	572	—	572
Net loss	—	—	—	(7,185)	(7,185)
Balances, June 30, 2022	12,919,666	$13	$43,963	$(21,629)	$22,347

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.NATURE OF OPERATIONS

Assure Holdings Corp. (the “Company” or “Assure”), through its two wholly-owned subsidiaries, Assure Neuromonitoring, LLC (“Assure Neuromonitoring”) and Assure Networks, LLC (“Assure Networks”), provides technical and professional intraoperative neuromonitoring (“IONM”) surgical support services for neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat, and other surgical procedures that place the nervous system at risk. These services have been recognized as the standard of care by hospitals and surgeons for risk mitigation. Assure Holdings, Inc., a wholly-owned subsidiary, employs most of the corporate employees and performs various corporate services on behalf of the consolidated Company. Assure Neuromonitoring employs interoperative neurophysiologists (“INP”) who utilize technical equipment and their technical training to monitor evoked potentials (”Eps”), electroencephalographic (“EEG”) and electromyography (“EMG”) signals during surgical procedures and to pre-emptively notify the underlying surgeon of any nervous related issues that are identified. The INPs perform their services in the operating room during the surgeries. The INPs are certified by a third-party accreditation agency.

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

Networks was formed on November 7, 2016, in Colorado and holds varying ownerships interests in numerous Provider Network Entities (“PEs”), which are professional IONM entities. These entities are accounted for under the equity method of accounting. Additionally, Networks manages other PEs that Networks does not have an ownership interest and charges those PEs a management fee.

COVID-19

The Company’s commitment to the health, well-being and peace of mind of our employees and the people we serve remains our focus as the pandemic environment evolves. We continue to leverage our resources, expertise, data and actionable intelligence to assist customers, clients and care providers throughout this time.

The situation surrounding COVID-19 remains fluid with continued uncertainty and a wide range of potential outcomes. We continue to actively manage our response and assess impacts to our financial position and operating results, as well as mitigate adverse developments in our business. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K.

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

Accounting Policies

There have been no changes to the Company’s significant accounting policies or recent accounting pronouncements during the six months ended June 30, 2022 as compared to the significant accounting policies disclosed in the 10-K for the year ended December 31, 2021 as filed on March 14, 2022.

Common Stock Reverse Split

During September 2021, the Company effectuated a five-for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect the stock split. See Note 6 for additional discussion.

Reclassifications

Certain amounts for the three and six months ended June 30, 2021 have been reclassified to conform to the 2022 presentation.

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

The Company’s revenue disaggregated by payor is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Commercial insurance	$(306)	$3,679	$2,518	$6,343
Facility billing	1,227	1,068	2,272	1,851
Managed service agreements	428	1,287	847	2,059
Other	296	186	709	732
Total	$1,645	$6,220	$6,346	$10,985

Accounts Receivable

A summary of the accounts receivable, net, by revenue stream is as follows (in thousands):

	June 30,	December 31,
	2022	2021

Technical service	$11,278	$18,904
Professional service	9,315	8,209
Other	396	697
Total accounts receivable, net	$20,989	$27,810

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The concentration of accounts receivable, net, by payor as a percentage of total accounts receivable is as follows:

	As of June 30,	As of December 31,
	2022	2021

Commercial insurance	91%	91%
Facility billing	6%	2%
Managed service arrangements	2%	3%
Other	1%	4%
Total	100%	100%

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

The condensed consolidated balance sheets include the following amounts for right of use (“ROU”) assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Operating	$779	$956
Finance	579	743
Total	$1,358	$1,699

Finance lease assets are reported net of accumulated amortization of $2.2 million and $2.0 million as of June 30, 2022 and December 31, 2021, respectively.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following are the components of lease cost for operating and finance leases (in thousands):

	Six Months Ended June 30,
	2022	2021
Lease cost:
Operating leases:
Amortization of ROU assets	$154	$127
Interest on lease liabilities	46	—
Total operating lease cost	200	127
Finance leases:
Amortization of ROU assets	291	249
Interest on lease liabilities	46	42
Total finance lease cost	337	291
Total lease cost	$537	$418

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	June 30, 2022	June 30, 2021
Weighted average remaining lease term (years):
Operating leases	3.3	—
Finance leases	2.7	3.3
Weighted average discount rate (%):
Operating leases	10.0	—
Finance leases	7.8	8.0

The Company acquired ROU assets in exchange for lease liabilities of $79 thousand upon commencement of finance leases during the six months ended June 30, 2022.

Future minimum lease payments and related lease liabilities as of June 30, 2022 were as follows (in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder of 2022	$144	$336	$480
2023	303	360	663
2024	327	268	595
2025	279	152	431
2026	—	23	23
Total lease payments	1,053	1,139	2,192
Less: imputed interest	(166)	(111)	(277)
Present value of lease liabilities	887	1,028	1,915
Less: current portion of lease liabilities	206	473	679
Noncurrent lease liabilities	$681	$555	$1,236

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. DEBT

The Company’s debt obligations are summarized as follows:

	June 30,	December 31,
	2022	2021
Paycheck Protection Program loan	$—	$1,687

Face value of convertible debenture	3,450	3,450
Less: principal converted to common shares	(60)	(60)
Less: deemed fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	896	705
Total convertible debt	2,763	2,572

Face value of Centurion debenture	11,000	11,000
Less: deemed fair value ascribed to warrants	(1,204)	(1,204)
Plus: accretion of implied interest	326	176
Less: net debt issuance costs	(467)	(547)
Total Centurion debt	9,655	9,425
Total debt	12,418	13,684
Less: current portion of debt	—	(515)
Long-term debt	$12,418	$13,169

During the six months ended June 30, 2022, the Company recognized a gain of $1.7 million related to the January 2022 forgiveness of the balance of the Paycheck Protection Program loan.

The following table depicts accretion expense and interest expense (excluding debt issuance cost amortization) related to the Company’s debt obligations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accretion expense
Convertible debenture	$95	$95	$191	$190
Centurion debenture	76	25	150	25
	$171	$120	$341	$215

Interest expense
Convertible debenture	$77	$77	$221	$154
Centurion debenture	284	46	548	46
	$361	$123	$769	$200

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2022, future minimum principal payments are summarized as follows (in thousands):

	Convertible	Bank
	Debt	Indebtedness
Remainder of 2022	$—	$—
2023	965	—
2024	2,425	—
2025	—	11,000
Total	3,390	11,000
Less: fair value ascribed to conversion feature and warrants	(1,523)	(1,204)
Plus: accretion and implied interest	896	326
Less: net debt issuance costs	—	(467)
	$2,763	$9,655

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, with an original maturity date of February 25, 2026 (the “PPP Loan”). The PPP Loan carried an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure was remitted by the Small Business Administration to the Bank of Oklahoma; or (ii) 10 months after the end of the 24-week period following the grant of the Loan. Under the terms of the PPP Loan, all or a portion of the PPP Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the 24-week period following the loan origination date and the proceeds of the PPP Loan were spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020. The Company submitted its application for forgiveness of the PPP Loan during the fourth quarter of 2021 and in January 2022, the Company received forgiveness of the $1.7 million PPP Loan resulting in no balance due.

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

Centurion Debt

During June 2021, Assure issued a debenture to Centurion (the “Debenture”) with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  During November 2021, the Company and Centurion entered into an amendment to allow the Senior Short Term Acquisition Line to be utilized for organic growth and general working capital purposes. Under the terms and conditions of the debt arrangement, Centurion modified their debt

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

covenant calculations regarding bad debt expense.  As a result, the Company’s was in compliance with the debt covenants as of June 30, 2022.

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

6. SHARE CAPITAL

Common stock

Common stock: 180,000,000 authorized; $0.001 par value. As of June 30, 2022 and December 31, 2021, there were 12,919,666 and 12,918,866 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2022, an aggregate of 1,870,000 shares of common stock were available for issuance under the 2021 Stock Option Plan. As of June 30, 2022, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2021	1,204,233	$5.56	3.6
Options granted	130,000	$5.16
Options exercised	(800)	$5.04
Options canceled / expired	(27,933)	$6.26
Balance at June 30, 2022	1,305,500	$4.99	3.2	$242
Vested and exercisable at June 30, 2022	859,206	$5.20	2.7	$242

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at June 30, 2022:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
200,000	3.2	$0.25	200,000	$0.25
12,000	0.3	$14.00	12,000	$14.00
15,000	5.6	$9.00	15,000	$9.00
85,000	1.3	$9.00	85,000	$9.00
145,800	1.5	$7.80	145,800	$7.80
79,600	2.3	$6.40	68,987	$6.40
40,000	3.2	$4.50	24,000	$4.50
88,000	3.4	$4.85	52,800	$4.85
296,100	3.6	$5.30	138,180	$5.30
30,000	3.8	$5.60	14,000	$5.60
184,000	4.3	$7.65	77,439	$7.65
130,000	4.7	$5.16	26,000	$5.16
1,305,500	3.2	$4.99	859,206	$5.20

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of options. The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis and is included as a component of general and administrative expense in the consolidated statements of operations. The assumptions used in the model include expected life, volatility, risk-free interest rate, dividend yield and forfeiture rate. The Company’s determination of these assumptions is outlined below.

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

The following assumptions were used to value the awards granted during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Expected life (in years)	5.0	5.0
Risk-free interest rate	1.7%	0.4%
Dividend yield	—%	—%
Expected volatility	132%	91%

Stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $249 thousand and $327 thousand, respectively. Stock-based compensation expense for the six months ended June 30, 2022 and 2021 was $572 thousand and $607 thousand, respectively. As of June 30, 2022, there was approximately $1.3 million of total unrecognized compensation cost related to 510,859 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 3.3 years.

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

Changes in the Company’s stock option liability for the six months ended June 30, 2022 was as follows (stated in thousands):

Balance at December 31, 2021	$25
Gain on revaluation	25
Balance at June 30, 2022	$—

The assumptions used for the Black-Scholes Option Pricing Model to revalue the stock options granted to consultants as of June 30, 2022 and December 31, 2021 were as follows:

	As of June 30,		As of December 31,
	2022		2021
Risk free rate of return	1.7%		0.4%
Expected life	0.3	years	1.8	years
Expected volatility	127%		186%
Expected dividend per share	nil		nil

There were no stock options granted to consultants during the six months ended June 30, 2022 and 2021 that required recurring fair value adjustments.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

As of June 30, 2022 and December 31, 2021, there were 3,940,006 warrants outstanding.

The following table summarizes warrants issued by transaction type:

Number of Warrants outstanding
Convertible debt, warrants issued (Note 5)	380,874
Debenture, warrants issued (Note 5)	275,000
July 2020 private placement, warrants issued (1)	12,592
December 2020 equity financing warrants issued (1)	3,271,540
Total warrant outstanding	3,940,006

(1)	For a complete discussion of the warrants issued during July and December 2020, see Note 11 to the consolidated financial statement for the year ended December 31, 2021 as filed on Form 10-K on March 14, 2022.

7. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(4,726)	$(1,309)	$(7,185)	$(2,540)
Basic weighted average common stock outstanding	12,919,666	11,589,857	12,919,546	11,400,471
Basic loss per share	$(0.37)	$(0.11)	$(0.56)	$(0.22)
Net loss	$(4,726)	$(1,309)	$(7,185)	$(2,540)
Dilutive weighted average common stock outstanding	12,919,666	11,589,857	12,919,546	11,400,471
Diluted loss per share	$(0.37)	$(0.11)	$(0.56)	$(0.22)

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period

Stock options to purchase 659,206 and 527,693 shares of common stock and warrants to purchase 3,940,006 and 3,665,005 shares of common stock were outstanding at June 30, 2022 and 2021 that were not included in the computation of diluted weighted average common stock outstanding because their effect would have been anti-dilutive.

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

In April 2022, the U.S. Department of Justice (“DOJ)” issued Civil Investigative Demands which seek information with respect to a civil investigation under the Anti-kickback Statute and the False Claims Act.  We voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions.  While our policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company we used at that time submitted some claims to Medicare Advantage plans administered by commercial insurance companies.  We have worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies and we believe we have returned substantially all such payments that we have discovered to date, totaling approximately $450 thousand.  The DOJ has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing, or outcome of this investigation. As a result, we are unable to estimate the amount or range of any potential loss, if any, arising from this investigation.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value, and effect, including those discussed under the heading “Risk Factors” in our annual report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission ( “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

During each procedure, Assure provides two services, the Technical Component and Professional Component of IONM. Our in-house Interoperative Neurophysiologists (“INP”) provide the Technical Component IONM services in the operating room throughout the surgical procedure, while the telehealth-oriented supervising practitioners provide a level of redundancy and risk mitigation, the Professional Component, in support of the onsite INPs and surgical team. In addition, Assure offers a comprehensive suite of IONM services, including scheduling the INP and supervising practitioner, real time monitoring, patient advocacy and subsequent billing and collecting for services provided.

Historically, the foundation of Assure’s business has been providing the Technical Component of IONM via our INP staff. We employ highly trained INPs, which provide a direct point of contact in the operating room during the surgeries to relay critical information to the surgical team. In our one-to-one model, Assure pairs a surgeon with a team of INPs to promote a level of familiarity, comfort and efficiency between the surgeon and the INP. Each INP has the ability to handle approximately 200 cases annually. Our INPs monitor the surgical procedure using state of the art, commercially available, diagnostic medical equipment. Assure INP’s are certified by a third-party accreditation agency. The success of our service depends upon the timely and successful interpretation of the data signals by the monitoring team to quickly determine if there is a deficiency and the surgical intervention required to positively impact the patient and surgery. Employing this model, Assure has rapidly expanded its operational footprint from a home base in Colorado and increased its number of managed cases from approximately 1,600 in 2017 to approximately 17,400 in 2021.

Beginning in the second quarter of 2021, Assure began executing on its long-term vertical integration plan by expanding into remote neurology services. As a result, Assure began delivering remote neurology services in support of the surgical team and INPs rather than exclusively relying on third-party supervising practitioners as it had previously. We currently have supervising practitioners employed and working with surgical teams and our INPs.  They are utilizing equipment and training to monitor evoked potentials (“EPs”), electroencephalographic (“EEG”) and electromyography (“EMG”) and several complex modalities during surgical procedures to pre-emptively notify the surgeon of any nerve related issues that are identified.

Remote neurology services is a one-to-many business model, as one supervising practitioner is able to monitor multiple patients simultaneously.  As a result, the Professional Component has a different financial profile than the Technical Component. Supervising practitioners provide remote neurology services from an off-site location and maintain the ability to manage multiple cases simultaneously. As a result, each supervising practitioner has the ability to handle approximately 2,000 or more cases annually. In 2021, Assure performed approximately 17,400 total managed cases including managing approximately 2,100 remote neurology cases with employed supervising practitioners.  The number of remote neurology managed cases is expected to expand significantly as our supervising practitioners increase the volume of cases supervised and additional neurologists are added to the internal team.

Bringing the Professional Component of IONM in-house generates a number of positives for Assure. First, we will be able to oversee quality of service for providing remote neurology services. This commitment to quality supports our efforts to sign new in-network agreements with insurance payors and facility-wide agreements with hospitals. Second, by bringing the remote neurology function in-house, we are able to significantly reduce cost of delivery, allowing the Company to improve our profitability on every case we perform. Our objective is to significantly reduce the cost of delivery for remote neurology services going forward. Additional scale will serve as a catalyst for margin expansion in the future. Third, for most of the cases we perform, remote neurology services represent the creation of a new revenue stream. Fourth, providing remote neurology services for IONM creates opportunities in adjacent markets where similar remote neurology services are utilized. The shift to providing remote neurology services ourselves was a natural progression of the business. We have established the platform and maintained patient volume, insourcing remote neurology was simply a matter of replacing contractors with Assure supervising practitioners to service this volume. The long-term result will be increased margins, a new revenue stream and improved cash receipts from commercial payors.

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

In 2022, Assure provided IONM services for approximately 185 surgeons in approximately 115 hospitals and surgery centers. The Company operates in: Arizona, Colorado, Kansas, Louisiana, Michigan, Missouri, Nebraska, Nevada, Texas, Minnesota and Utah. Our continued geographic expansion initiatives, including facility-wide outsourcing agreements with medical facilities and hospital networks, coupled with the surgical vertical expansion efforts, extending the Company’s reach into remote neurology services and selective acquisitions are expected to generate substantial growth opportunities going forward. In the future, it may be necessary for us to raise additional funds for the continuing development of our business plan.

Clinical leadership, surgeon support and patient care are Assure’s cornerstones. We make substantial ongoing investments in our training and development of clinical staff and have created a fellowship program to rigorously train new INPs to cost-effectively join the Assure team. In addition, we have partnered with the internationally renowned Texas Back Institute on clinical research relating to IONM safety and efficacy. Isador Lieberman, M.D., director of the scoliosis and spine tumor program at the Texas Back Institute, is a member of Assure’s Medical Advisory Committee.

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

COVID-19

Our commitment to the health, well-being and peace of mind of our employees and the people we serve remains our focus as the pandemic environment evolves. We continue to leverage our resources, expertise, data and actionable intelligence to assist customers, clients and care providers throughout this time.

The situation surrounding COVID-19 remains fluid with continued uncertainty and a wide range of potential outcomes. We continue to actively manage our response and assess impacts to our financial position and operating results, as well as mitigate adverse developments in our business. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table provides selected financial information from the condensed consolidated financial statements of income for the three months ended June 30, 2022 and 2021. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Three Months Ended June 30,		Change	Change
	2022	2021	$	%
Revenue
Technical services	$67	$4,095	$(4,028)	(98)%
Professional services	854	652	202	31%
Other	724	1,473	(749)	(51)%
Total revenue	1,645	6,220	(4,575)	(74)%
Cost of revenues	4,002	3,170	832	26%
Gross margin	(2,357)	3,050	(5,407)	(177)%
Operating expenses
General and administrative	3,596	3,963	(367)	(9)%
Sales and marketing	238	166	72	43%
Depreciation and amortization	260	387	(127)	(33)%
Total operating expenses	4,094	4,516	(422)	(9)%
Income (loss) from operations	(6,451)	(1,466)	(4,985)	340%
Other income (expenses)
Income (loss) from equity method investments	4	20	(16)	(80)%
Other income (expense), net	28	1	27	2,700%
Accretion expense	(171)	(120)	(51)	43%
Interest expense, net	(439)	(218)	(221)	101%
Total other expense	(578)	(317)	(261)	82%
Income (loss) before income taxes	(7,029)	(1,783)	(5,246)	294%
Income tax benefit (expense)	2,303	474	1,829	386%
Net income (loss)	$(4,726)	$(1,309)	$(3,417)	261%
Income (loss) per share
Basic	$(0.37)	$(0.11)	$(0.25)	224%
Diluted	$(0.37)	$(0.11)	$(0.25)	224%
Weighted average number shares – basic	12,919,666	11,589,857	1,329,809	11%
Weighted average number shares – diluted	12,919,666	11,589,857	1,329,809	11%

EBITDA
Net income (loss)	$(4,726)	$(1,309)	$(3,417)	(261.0)%
Interest expense, net	439	218	221	101.4%
Accretion expense	171	120	51	42.5%
Income tax benefit (expense)	(2,303)	(474)	(1,829)	385.9%
Depreciation and amortization	260	387	(127)	(32.8)%
EBITDA	$(6,159)	$(1,058)	$(5,101)	(482.1)%

Revenue

Total revenues for the three months ended June 30, 2022 and 2021 were $1.6 million and $6.2 million, respectively, net of implicit price concessions. For the three months ended June 30, 2022 and 2021, we recorded an allowance for implicit price concessions of $7.6 million and $1.1 million, respectively.  Gross revenue for the three months ended June 30, 2022, and 2021, prior to the application of implicit price concessions, totaled $9.2 million and $7.3 million.  The increase in gross revenue is primarily related to an increase in managed case volume of approximately 2,700 from nearly 3,200 in the second quarter 2021 to approximately 5,800 in the same period of 2022.  The increase in managed cases is primarily related to the acquisition of Sentry, completed during the second quarter of 2021, and expansion into remote neurology.  Gross revenue for the three months ended June 30, 2022, was negatively impacted by implicit price concessions related to aged claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months; as such, included in the Company’s $8.1 million allowance for implicit price concessions for the three months ended June 30, 2022, is an estimate of the likelihood that a portion of the Company’s accounts receivable may become uncollectible due to age. Management has recently designated a tactical team to specifically pursue these reserved claims. We expect results from these efforts in the second half of the year as we continue collection efforts for claims aged past 24 months. As a result, we anticipate that there will also be a bad debt charge in the third quarter of 2022; smaller than what we reported in the second quarter, but still a material impact.

Technical and professional service revenue is recognized in the period in which IONM services are rendered, at net realizable amounts due from third party payors when collections are reasonably assured and can be estimated. The majority of the Company’s services are rendered on an out-of-network basis and billed to third-party insurers. We estimate out-of-network technical and professional revenue per case based upon our historical cash collection rates from private health insurance carriers. Our revenue estimation process for out-of-network revenue is based on the collection experience from insurance cases that are between 13-24 months old as management believes the more recent collection experience is more indicative of future per case collection rates.

For the three months ended June 30, 2022, Assure managed approximately 5,800 cases compared to approximately 3,200 cases in the same period in the prior year, an 81% increase in managed case volume The increase is primarily related to organic sales growth in new markets, the acquisition of Sentry during the second quarter of 2021, and the launch of remote neurology services during the second quarter of 2021.

Other revenue consists of revenue from managed service arrangements on a contractual basis. Revenue from services rendered is recorded after services are rendered.

Cost of revenues, excluding depreciation and amortization

Cost of revenues, excluding depreciation and amortization, for the three months ended June 30, 2022, were $4.0 million compared to $3.2 million for the same period in 2021, an 26% increase. During the three months ended June 30, 2022, the number of neuromonitoring cases increased 81% compared to the three months ended June 30, 2021 which drove the costs of revenues increase. Cost of revenues consist primarily of the cost of our internal billing and collection department, internal and external collection costs, technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have increased headcount to align with expected growth in volume and the number of cases to invoice has increased.

General and administrative

General and administrative expenses were $3.6 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively. The decrease period-to-period was primarily related to cost cutting efforts.

Accretion expense

The Company recorded non-cash accretion expense of $171 thousand and $120 thousand for the three months ended June 30, 2022 and 2021, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $95 thousand for each period related to the convertible debt and $76 thousand and $25 thousand for the three months ended June 30, 2022 and 2021, respectively, for the Centurion debenture.

Interest expense, net

Interest expense, net was $439 thousand for the three months ended June 30, 2022 compared to $218 thousand for the three months ended June 30, 2021. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $77 thousand for each period related to the convertible debt and $284 thousand and $46 thousand for the three months ended June 30, 2022 and 2021, respectively, for the Centurion debenture.

Income tax benefit

For the three months ended June 30, 2022, income tax benefit was $2.3 million and compared $474 thousand for the three months ended June 30, 2021. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table provides selected financial information from the condensed consolidated financial statements of income for the six months ended June 30, 2022 and 2021. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
Revenue
Technical services	$1,463	$7,228	$(5,765)	(80)%
Professional services	3,327	966	2,361	(244)%
Other	1,556	2,791	(1,235)	(44)%
Total revenue	6,346	10,985	(4,639)	(42)%
Cost of revenues, excluding depreciation and amortization	7,879	5,702	2,177	38%
Gross margin	(1,533)	5,283	(6,816)	(129)%
Operating expenses
General and administrative	7,837	7,095	742	10%
Sales and marketing	490	501	(11)	(2)%
Depreciation and amortization	518	672	(154)	(23)%
Total operating expenses	8,845	8,268	577	7%
Loss from operations	(10,378)	(2,985)	(7,393)	(248)%
Other income (expenses)
Income (loss) from equity method investments	9	(3)	12	400%
Gain on Paycheck Protection Program loan	1,665	—	1,665	—%
Other income (expense), net	66	(2)	68	(3,400)%
Accretion expense	(341)	(215)	(126)	(59)%
Interest expense, net	(846)	(236)	(610)	258%
Total other expense	553	(456)	1,009	(221)%
Loss before income taxes	(9,825)	(3,441)	(6,384)	(186)%
Income tax benefit	2,640	901	1,739	193%
Net loss	$(7,185)	$(2,540)	$(4,645)	(183)%
Loss per share
Basic	$(0.56)	$(0.22)	$(0.33)	(150)%
Diluted	$(0.56)	$(0.22)	$(0.33)	(150)%
Weighted average number shares – basic	12,919,546	11,400,471	1,519,075	13%
Weighted average number shares – diluted	12,919,546	11,400,471	1,519,075	13%

EBITDA
Net loss	$(7,185)	$(2,540)	$(4,645)	(183)%
Interest expense, net	846	236	610	258%
Accretion expense	341	215	126	59%
Income tax benefit	(2,640)	(901)	(1,739)	193%
Depreciation and amortization	518	672	(154)	(23)%
EBITDA	$(8,120)	$(2,318)	$(5,802)	(250)%

Revenue

Total revenues for the six months ended June 30, 2022 and 2021 were $6.3 million and $11.0 million, respectively, net of implicit price concessions. For the six months ended June 30, 2022 and 2021, we recorded an allowance for implicit price concessions of $12.0 million and $1.2 million, respectively.  Gross revenue for the six months ended June 30, 2022, and 2021, prior to the application of implicit price concessions, totaled $18.3 million and $12.2 million.  The increase in gross revenue is primarily related to an increase in managed case volume of approximately 4,900 from nearly 6,000 in the first half 2021 to nearly 10,900 in the same period of 2022.  The increase in managed cases is primarily related to the acquisition of Sentry, completed during the second quarter of 2021, and expansion into remote neurology.  Gross revenue for the six months ended June 30, 2022, was negatively impacted by implicit price concessions related to aged claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months; as such, included in the Company’s $12.0 million allowance for implicit price concessions for the six months ended June 30, 2022, is an estimate of the likelihood that a portion of the Company’s accounts receivable may become uncollectible due to age. Management has recently designated a tactical team to specifically pursue these reserved claims. We expect results from these efforts in the second half of the year as we continue collection efforts for claims aged past 24 months. As a result, we anticipate that there will also be a bad debt charge in the third quarter of 2022; smaller than what we reported in the second quarter, but still a material impact.

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

For the six months ended June 30, 2022, Assure managed approximately 10,900 cases compared to approximately 6,000 cases in the same period in the prior year, an 82% increase in managed case volume The increase is primarily related to organic sales growth in new markets, the acquisition of Sentry during the second quarter of 2021, and the launch of remote neurology services during the second quarter of 2021.

Other revenue consists of revenue from managed service arrangements on a contractual basis. Revenue from services rendered is recorded after services are rendered.

Cost of revenues, excluding depreciation and amortization

Cost of revenues, excluding depreciation and amortization, for the six months ended June 30, 2022, were $7.9 million compared to $5.7 million for the same period in 2021, a 38% increase. During the six months ended June 30, 2022, the number of neuromonitoring cases increased 82% compared to the six months ended June 30, 2021 which drove the costs of revenues increase. Cost of revenues consist primarily of the cost of our internal billing and collection department, internal and external collection costs, technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have increased headcount to align with expected growth in volume and the number of cases to invoice has increased.

General and administrative

General and administrative expenses were $7.8 million and $7.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase period-to-period was primarily related to increased head count, via organic growth and integrated acquisitions, partially offset by cost cutting efforts.

Gain on Paycheck Protection Program loan forgiveness

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.7 million. During January 2022, the Company was granted forgiveness of the PPP Loan. As of June 30, 2022, the

Company recorded a gain on forgiveness of the PPP Loan of $1.7 million. There were no similar transactions during the six months ended June 30, 2021.

Accretion expense

The Company recorded non-cash accretion expense of $341 thousand and $215 thousand for the six months ended June 30, 2022 and 2021, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $190 for each period related to the convertible debt and $151 thousand and $25 for the six months ended June 30, 2022 and 2021, respectively, for the Centurion debenture.

Interest expense, net

Interest expense, net was $846 thousand for the six months ended June 30, 2022 compared to $236 thousand for the six months ended June 30, 2021. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $220 thousand and $154 thousand for each period related to the convertible debt and $547 thousand and $46 thousand for the six months ended June 30, 2022 and 2021, respectively, for the Centurion debenture.

Income tax benefit

For the six months ended June 30, 2022, income tax benefit was $2.6 million compared $901 thousand for the six months ended June 30, 2021. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our cash position as of June 30, 2022 was $0.8 million compared to the December 31, 2021 cash balance of $4.0 million. Working capital was $24.5 million as of June 30, 2022 compared to $34.3 million at December 31, 2021. We believe that our working capital balance and our estimated cash flows from operations during 2022 is expected support our operating activities and our obligations for the next 12 months. However, if we pursue our plan of continued growth our existing working capital will not be sufficient and we may need to seek equity or debt financing. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing.

We rely on payments from multiple private insurers and hospital systems that have payment policies and payment cycles that vary widely and are subject to change. Because we are primarily an out-of-network biller to private insurance companies, the collection times for our claims can last in excess of 24 months. During the six months ended June 30, 2022, the Company recorded an allowance for implicit price concessions of $12.5 million. We expect a lower allowance for the three months ended September 30, 2022 for the same reason. As a result, we anticipate EBITDA to be positive for the second half of the year.

For the six months ended June 30, 2022, we collected approximately $11.6 million of cash from operations compared to collecting approximately $6.8 million in the same prior year period. As of June 30, 2022, accounts receivable, which are recorded net of implicit price concessions, was $21.0 million compared to $27.8 million at December 31, 2021. The decrease in our accounts receivable balance during 2022 is primarily related to the increased velocity of cash receipts and implicit price concession charges. We received $50 thousand in cash distributions from the PE entities for the six months ended June 30, 2022 compared to $234 thousand received for the same period in the prior year.

Historically, we have financed our operations primarily from revenues generated from services rendered and through equity and debt financings. Our cash balance and projected cash flows from operations are expected to fund our current obligations and planned operating activities for the next 12 months.

Cash used in operating activities for the six months ended June 30, 2022 was $3.1 million compared to $6.3million for the same period in the preceding year. Cash was used to fund operations and to fund our growth strategy.

Cash used in investing activities of $103 thousand for the six months ended June 30, 2022 was related the PE distributions of $50 thousand, offset by payments related to acquisition liabilities of $127 thousand and fixed asset purchases of $26 thousand.  Cash provided by investing activities of $78 thousand for the six months ended June 30, 2021 was related to $234 thousand in distributions received from the PEs, partially offset by $156 thousand of payments related to acquisition liabilities.

Cash provided by financing activities of $4 thousand for the six months ended June 30, 2022 was due to stock option exercises. Cash provided by financing activities of $5.8 million for the six months ended June 30, 2021 was due to $7.4 million of net proceeds from the debenture, $1.7 million of proceeds from the Payroll Protection Program loan, and $832 thousand in proceeds from common share issuances, offset by $4.1 million payments of bank debt.

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

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Changes in our internal control over financial reporting during the quarter ended June 30, 2022 are discussed below under “Remediation”.

Material Weaknesses

Previously, management noted that we had material weaknesses in our internal control over financial reporting related improper segregation of duties which management believes to be a material weakness.

Remediation Progress

In response to the identified material weakness, during the first quarter of 2022 and continuing into the second quarter of 2022, management began to restructure certain employee functions to allow for proper review of all transactions in order to remediate the segregation of duties control weakness. Management believes the segregation of duties material weakness will be remediated during the fourth quarter of 2022.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

In April 2022, the U.S. Department of Justice (“DOJ”) issued Civil Investigative Demands which seek information with respect to a civil investigation under the Anti-kickback Statute and the False Claims Act.  We voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions.  While our policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company we used at that time submitted some claims to Medicare Advantage plans administered by commercial insurance companies.  We have worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies and we believe we have returned substantially all such payments that we have discovered to date, totaling approximately $450,000.  The DOJ has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing, or outcome of this investigation. As a result, we are unable to estimate the amount or range of any potential loss, if any, arising from this investigation.

ITEM 1A. RISK FACTORS

During the six months ended June 30, 2022 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2(b) and 2(c) are not applicable.

Item 2(a) – Stock Issuances - Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended June 30, 2022.

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

3.4	Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
3.5	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 3, 2021)
3.6	Amendment No.1 to the Bylaws (incorporated by referenced to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on September 3, 2021)
3.7	Amendment No. 2 to the Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 9, 2021)
3.8	Amended and Restated Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.8 to the Company’s Form 10-Q filed with the SEC on November 15, 2021)
3.9	Amended Articles of Incorporation of Assure Holdings Corp. (incorporated by reference to Exhibit 3.9 to the Company’s Form 10-Q filed with the SEC on November 15, 2021)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: August 15, 2022		Date: August 15, 2022