Form 10-Q
period 2022-09-30
Assure Holdings Corp.
filed 2022-11-14
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40785

ASSURE HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	82-2726719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7887 E. Belleview Ave., Suite 500 Denver, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)

(720) 287-3093

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IONM	Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

The number of the registrant’s shares of common stock outstanding as of November 10, 2022 was 18,512,605

ASSURE HOLDINGS CORP.

FORM 10Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$3,798	$4,020
Accounts receivable, net	20,860	27,810
Income tax receivable	157	136
Other current assets	217	151
Due from MSAs	6,602	5,886
Total current assets	31,634	38,003
Equity method investments	474	525
Fixed assets	35	85
Operating lease right of use asset, net	725	956
Finance lease right of use asset, net	469	743
Deferred tax asset, net	2,536	—
Intangibles, net	3,311	3,649
Goodwill	4,448	4,448
Total assets	$43,632	$48,409
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,585	$2,194
Current portion of debt	—	515
Current portion of lease liability	622	702
Current portion of acquisition liability	306	306
Other current liabilities	133	—
Total current liabilities	3,646	3,717
Lease liability, net of current portion	1,102	1,482
Debt, net of current portion	12,628	13,169
Acquisition liability	255	459
Fair value of stock option liability	—	25
Deferred tax liability, net	—	601
Total liabilities	17,631	19,453
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 180,000,000 shares authorized; 18,512,605 and 12,918,866 shares issued and outstanding, as of September 30, 2022, and December 31, 2021, respectively	19	13
Additional paid-in capital	49,044	43,387
Accumulated deficit	(23,062)	(14,444)
Total shareholders’ equity	26,001	28,956
Total liabilities and shareholders’ equity	$43,632	$48,409

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Technical services	$1,190	$4,421	$2,653	$11,649
Professional services	4,278	2,738	7,605	3,704
Other	736	1,387	2,292	4,180
Total revenue	6,204	8,546	12,550	19,533
Cost of revenues, excluding depreciation and amortization	3,685	4,254	11,564	9,956
Gross margin	2,519	4,292	986	9,577
Operating expenses
General and administrative	3,340	3,180	11,177	10,275
Sales and marketing	198	247	688	748
Depreciation and amortization	243	293	761	965
Total operating expenses	3,781	3,720	12,626	11,988
(Loss) income from operations	(1,262)	572	(11,640)	(2,411)
Other income (expenses)
Income from equity method investments	9	139	18	136
Gain on Paycheck Protection Program loan forgiveness	—	—	1,665	—
Other income (expense), net	(37)	(27)	29	(29)
Accretion expense	(170)	(171)	(511)	(386)
Interest expense, net	(471)	(264)	(1,317)	(500)
Total other expense	(669)	(323)	(116)	(779)
(Loss) income before income taxes	(1,931)	249	(11,756)	(3,190)
Income tax benefit (expense)	498	(158)	3,138	743
Net (loss) income	$(1,433)	$91	$(8,618)	$(2,447)
(Loss) income per share
Basic	$(0.09)	$0.01	$(0.63)	$(0.21)
Diluted	$(0.09)	$0.01	$(0.63)	$(0.21)
Weighted average number of shares used in per share calculation – basic	15,220,948	11,838,032	13,686,686	11,528,371
Weighted average number of shares used in per share calculation – diluted	15,220,948	15,724,103	13,686,686	11,528,371

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(8,618)	$(2,447)
Adjustments to reconcile net loss to net cash used in operating activities
Income from equity method investments	(18)	(136)
Stock-based compensation	464	818
Depreciation and amortization	408	599
Amortization of debt issuance costs	120	53
Provision for stock option fair value	(25)	24
Gain on Paycheck Protection Program loan	(1,665)	—
Accretion expense	511	386
Change in operating assets and liabilities
Accounts receivable, net	6,950	(5,723)
Prepaid expenses	(66)	177
Right of use assets	585	291
Accounts payable and accrued liabilities	391	(1,045)
Due from MSAs	(716)	(1,121)
Lease liability	(540)	(399)
Income taxes	(3,158)	(743)
Other assets and liabilities	117	(86)
Net cash used in operating activities	(5,260)	(9,352)
Cash flows from investing activities
Purchase of fixed assets	(26)	—
Net cash paid for acquisitions	(204)	(204)
Distributions received from equity method investments	69	312
Net cash provided by (used in) investing activities	(161)	108
Cash flows from financing activities
Proceeds from exercise of stock options	4	19
Proceeds from share issuance, net	5,195	832
Proceeds from Paycheck Protection Program loan	—	1,665
Proceeds from debenture	—	7,360
Repayment of short-term debt	—	(4,100)
Net cash provided by financing activities	5,199	5,776
Decrease in cash	(222)	(3,468)
Cash at beginning of period	4,020	4,386
Cash at end of period	$3,798	$918
Supplemental cash flow information
Interest paid	$1,093	$301
Income taxes paid	$—	$—
Supplemental non-cash flow information
Purchase of equipment with finance leases	$79	$431

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity
Balances, June 30, 2021	11,833,431	$12	$38,136	$(14,226)	$23,922
Exercise of stock options	3,000	—	19	—	19
Stock-based compensation	—	—	210	—	210
Convertible debt converted into common shares	2,858	—	20	—	20
Other	15	—	—	—	—
Net income	—	—	—	91	91
Balances, September 30, 2021	11,839,304	$12	$38,385	$(14,135)	$24,262

Balances, June 30, 2022	12,919,666	$13	$43,963	$(21,629)	$22,347
Share issuance, net	5,576,087	6	5,189	—	5,195
Stock-based compensation	16,852	—	(108)	—	(108)
Net loss	—	—	—	(1,433)	(1,433)
Balances, September 30, 2022	18,512,605	$19	$49,044	$(23,062)	$26,001

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity
Balances, December 31, 2020	11,275,788	$11	$30,886	$(11,688)	$19,209
Exercise of stock options	3,000	—	19	—	19
Share issuance, net	503,148	1	3,105	—	3,106
Stock-based compensation	—	—	818	—	818
Convertible debt converted into common shares	13,384	—	60	—	60
Equity component of debenture issuance	—	—	1,204	—	1,204
Settlement of performance share liability	43,968	—	2,293	—	2,293
Other	15	—		—	—
Net loss	—	—	—	(2,447)	(2,447)
Balances, September 30, 2021	11,839,304	$12	$38,385	$(14,135)	$24,262

Balances, December 31, 2021	12,918,866	$13	$43,387	$(14,444)	$28,956
Exercise of stock options	800	—	4	—	4
Share issuance, net	5,576,087	6	5,189	—	5,195
Stock-based compensation	16,852	—	464	—	464
Net loss	—	—	—	(8,618)	(8,618)
Balances, September 30, 2022	18,512,605	$19	$49,044	$(23,062)	$26,001

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.NATURE OF OPERATIONS

Assure Holdings Corp. (the “Company” or “Assure”), through its two wholly owned subsidiaries, Assure Neuromonitoring, LLC (“Assure Neuromonitoring”) and Assure Networks, LLC (“Assure Networks”), provides technical and professional intraoperative neuromonitoring (“IONM”) surgical support services for neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat, and other surgical procedures that place the nervous system at risk. These services have been recognized as the standard of care by hospitals and surgeons for risk mitigation. Assure Holdings, Inc., a wholly owned subsidiary, employs most of the corporate employees and performs various corporate services on behalf of the consolidated Company. Assure Neuromonitoring employs interoperative neurophysiologists (“INP”) who utilize technical equipment and their technical training to monitor evoked potentials (”EPS”), electroencephalographic (“EEG”) and electromyography (“EMG”) signals during surgical procedures and to pre-emptively notify the underlying surgeon of any nervous related issues that are identified. The INPs perform their services in the operating room during the surgeries. The INPs are certified by a third-party accreditation agency.

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

Neuromonitoring was formed on August 25, 2015, in Colorado and currently has multiple wholly owned subsidiaries. The Company’s services are sold in the United States, directly through the Company.

Networks was formed on November 7, 2016, in Colorado and holds varying ownerships interests in numerous Provider Network Entities (“PEs”), which are professional IONM entities. These entities are accounted for under the equity method of accounting. Additionally, Networks manages other PEs that Networks does not have an ownership interest and charges those PEs a management fee.

COVID-19

The Company’s commitment to the health, well-being and peace of mind of our employees and the people we serve remains our focus as the pandemic environment evolves. We continue to leverage our resources, expertise, data, and actionable intelligence to assist customers, clients and care providers throughout this time.

The situation surrounding COVID-19 remains fluid with continued uncertainty and a wide range of potential outcomes. We continue to actively manage our response and assess impacts to our financial position and operating results, as well as mitigate adverse developments in our business. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K filed on March 14, 2022.

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

Accounting Policies

There have been no changes to the Company’s significant accounting policies or recent accounting pronouncements during the nine months ended September 30, 2022, as compared to the significant accounting policies disclosed in the 10-K for the year ended December 31, 2021 as filed on March 14, 2022.

Common Stock Reverse Split

During September 2021, the Company effectuated a five-for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect the stock split. See Note 6 for additional discussion.

Reclassifications

Certain amounts for the three and nine months ended September 30, 2021 have been reclassified to conform to the 2022 presentation.

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

The Company’s revenue disaggregated by payor is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Commercial insurance	$4,283	$6,164	$6,801	$12,507
Facility billing	1,185	995	3,457	2,846
Managed service agreements	400	965	1,247	3,024
Other	336	422	1,045	1,156
Total	$6,204	$8,546	$12,550	$19,533

Accounts Receivable

A summary of the accounts receivable, net, by revenue stream is as follows (in thousands):

	September 30,	December 31,
	2022	2021

Technical service	$9,539	$18,904
Professional service	10,971	8,209
Other	350	697
Total accounts receivable, net	$20,860	$27,810

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The concentration of accounts receivable, net, by payor as a percentage of total accounts receivable is as follows:

	As of September 30,	As of December 31,
	2022	2021

Commercial insurance	91%	91%
Facility billing	6%	2%
Other	3%	7%
Total	100%	100%

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

The condensed consolidated balance sheets include the following amounts for right of use (“ROU”) assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Operating	$725	$956
Finance	469	743
Total	$1,194	$1,699

Finance lease assets are reported net of accumulated amortization of $2.3 million and $2.0 million as of September 30, 2022 and December 31, 2021, respectively.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following are the components of lease cost for operating and finance leases (in thousands):

	Nine Months Ended September 30,
	2022	2021
Lease cost:
Operating leases:
Amortization of ROU assets	$231	$227
Interest on lease liabilities	68	—
Total operating lease cost	299	227
Finance leases:
Amortization of ROU assets	353	372
Interest on lease liabilities	64	69
Total finance lease cost	417	441
Total lease cost	$716	$668

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	September 30, 2022	September 30, 2021
Weighted average remaining lease term (years):
Operating leases	3.0	—
Finance leases	2.6	3.1
Weighted average discount rate (%):
Operating leases	10.0	—
Finance leases	7.8	8.1

The Company acquired ROU assets in exchange for lease liabilities of $79 thousand upon commencement of finance leases during the nine months ended September 30, 2022.

Future minimum lease payments and related lease liabilities as of September 30, 2022 were as follows (in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder of 2022	$84	$165	$249
2023	303	360	663
2024	328	268	596
2025	279	152	431
2026	—	23	23
Total lease payments	994	968	1,962
Less: imputed interest	(145)	(93)	(238)
Present value of lease liabilities	849	875	1,724
Less: current portion of lease liabilities	231	391	622
Noncurrent lease liabilities	$618	$484	$1,102

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. DEBT

The Company’s debt obligations are summarized as follows:

	September 30,	December 31,
	2022	2021
Paycheck Protection Program loan	$—	$1,687

Face value of convertible debenture	3,450	3,450
Less: principal converted to common shares	(60)	(60)
Less: deemed fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	990	705
Total convertible debt	2,857	2,572

Face value of Centurion debenture	11,000	11,000
Less: deemed fair value ascribed to warrants	(1,204)	(1,204)
Plus: accretion of implied interest	402	176
Less: net debt issuance costs	(427)	(547)
Total Centurion debt	9,771	9,425
Total debt	12,628	13,684
Less: current portion of debt	—	(515)
Long-term debt	$12,628	$13,169

During the nine months ended September 30, 2022, the Company recognized a gain of $1.7 million related to the January 2022 forgiveness of the balance of the Paycheck Protection Program loan.

The following table depicts accretion expense and interest expense (excluding debt issuance cost amortization) related to the Company’s debt obligations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accretion expense
Convertible debenture	$95	$95	$285	$285
Centurion debenture	75	76	226	101
	$170	$171	$511	$386

Interest paid
Convertible debenture	$—	$—	$221	$220
Centurion debenture	324	190	872	236
	$324	$190	$1,093	$456

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2022, future minimum principal payments are summarized as follows (in thousands):

	Convertible
	Debt	Debenture
Remainder of 2022	$—	$—
2023	965	—
2024	2,425	—
2025	—	11,000
Total	3,390	11,000
Less: fair value ascribed to conversion feature and warrants	(1,523)	(1,204)
Plus: accretion and implied interest	990	402
Less: net debt issuance costs	—	(427)
	$2,857	$9,771

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, with an original maturity date of February 25, 2026 (the “PPP Loan”). The PPP Loan carried an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure was remitted by the Small Business Administration to the Bank of Oklahoma; or (ii) 10 months after the end of the 24-week period following the grant of the Loan. Under the terms of the PPP Loan, all or a portion of the PPP Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the 24-week period following the loan origination date and the proceeds of the PPP Loan were spent on payroll costs, rent or lease agreements dated before February 15, 2020, and utility payments arising under service agreements dated before February 15, 2020. The Company submitted its application for forgiveness of the PPP Loan during the fourth quarter of 2021 and in January 2022, the Company received forgiveness of the $1.7 million PPP Loan resulting in no balance due.

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

Centurion Debt

In June 2021, Assure issued a debenture to Centurion (the “Debenture”) with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  Additionally, the Company issued 275,000 warrants with an exercise price of $7.55 which expire on June 14, 2025. During November 2021, the Company and Centurion entered into an amendment to allow the Senior Short Term Acquisition Line to be utilized for organic growth and general working capital purposes. Under the terms and conditions of the debt arrangement, Centurion temporarily modified their debt covenant

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

calculations to allow bad debt expense to be excluded for the first and second quarter of 2022.  The Company’s was in compliance with the debt covenants as of September 30, 2022.

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

6. SHARE CAPITAL

Common stock

Common stock: 180,000,000 authorized; $0.001 par value. As of September 30, 2022, and December 31, 2021, there were 18,512,605 and 12,918,866 shares of common stock issued and outstanding, respectively.

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

2022 Equity Financing

In August 2022, the Company completed an underwritten public offering with gross proceeds to the Company of approximately $6.2 million, before deducting underwriting discounts and other estimated expenses payable by the Company. Under the offering 5,576,087 common shares were issued at a price to the public of $1.12 per share. The Company is utilizing the net proceeds from this offering for general corporate purposes, including, but not limited to, repayment of indebtedness and increasing working capital expenditures.

In addition, the Company granted the underwriter a 45-day option to purchase additional shares of common stock, representing up to 15% of the number of the shares offered in the base deal, solely to cover over-allotments, if any, which would increase the total gross proceeds of the offering to approximately $7.2 million, if the over-allotment option is exercised in full. The overallotment expired unexercised in October 2022.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock options

In November 2021, the Company adopted and approved the 2021 Stock Incentive Plan and the 2021 Employee Stock Purchase Plan. The intent of the Company and the Board is that while the Amended 2020 Stock Option Plan and the 2020 Equity Incentive Plan will continue in existence in relation to the options and awards previously granted, the Board will not grant future options or awards thereunder. Instead, only the 2021 Stock Incentive Plan will be used for the grant of options and awards to eligible participants.

As of September 30, 2022, an aggregate of 1,870,000 shares of common stock were available for issuance under the 2021 Stock Option Plan. As of September 30, 2022, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2021	1,204,233	$5.56	3.6
Options granted	130,000	$5.16
Options exercised	(800)	$5.04
Options canceled / expired	(103,633)	$5.45
Balance at September 30, 2022	1,229,800	$4.98	3.0	$78
Vested and exercisable at September 30, 2022	882,542	$5.14	2.3	$78

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at September 30, 2022:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
200,000	2.9	$0.25	200,000	$0.25
12,000	0.1	$14.00	12,000	$14.00
15,000	5.3	$9.00	15,000	$9.00
85,000	1.0	$9.00	85,000	$9.00
145,800	1.3	$7.80	145,800	$7.80
73,900	2.0	$6.40	64,047	$6.40
83,000	3.2	$4.85	49,800	$4.85
278,100	3.3	$5.30	166,860	$5.30
30,000	3.5	$5.60	14,000	$5.60
177,000	4.0	$7.65	86,702	$7.65
130,000	4.4	$5.16	43,333	$5.16
1,229,800	3.0	$4.98	882,542	$5.14

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

Forfeiture rate — The Company does not estimate a forfeiture rate at the time of the grant due to the limited number of historical forfeitures. As a result, the forfeitures are recorded at the time the grant is forfeited, which can result in negative stock based compensation expense in the period of forfeiture.

The following assumptions were used to value the awards granted during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Expected life (in years)	5.0	5.0
Risk-free interest rate	1.7%	0.4%
Dividend yield	—%	—%
Expected volatility	132%	91%

Stock-based compensation (benefit) expense for the three months ended September 30, 2022 and 2021 was $(108) thousand and $210 thousand, respectively. The stock-based compensation benefit for the three months ended September 30, 2022 was related to the reversal of expense due to stock option forfeitures and cancellations. Stock-based compensation expense for the nine months ended September 30, 2022 and 2021 was $464 thousand and $818 thousand, respectively. As of September 30, 2022, there was approximately $1.0 million of total unrecognized compensation cost related to 347,258 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 3.2 years.

Derivative Liability

Stock options granted to consultants that have an exercise price that is stated in a different currency than the Company’s functional currency are treated as a liability and are revalued at the end of each reporting period for the term of the vesting period. Any change in the fair value of the stock option after the initial recognition is recorded as a component of other income, net in the consolidated statements of operations. These stock options expired, unexercised during October 2022. There were no stock options granted to consultants during the nine months ended September 30, 2022 and 2021 that required recurring fair value adjustments.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in the Company’s stock option liability for the nine months ended September 30, 2022, was as follows (stated in thousands):

Balance at December 31, 2021	$25
Gain on revaluation	25
Balance at September 30, 2022	$—

The assumptions used for the Black-Scholes Option Pricing Model to revalue the stock options granted to consultants as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30,		As of December 31,
	2022		2021
Risk free rate of return	2.8%		0.4%
Expected life	0.1	years	1.8	years
Expected volatility	99%		186%
Expected dividend per share	nil		nil

Warrants

As of September 30, 2022, and December 31, 2021, there were 3,940,006 warrants outstanding.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and fully diluted (loss) income per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(1,433)	$91	$(8,618)	$(2,447)
Basic weighted average common stock outstanding	15,220,948	11,838,032	13,686,686	11,528,371
Basic loss per share	$(0.09)	$0.01	$(0.63)	$(0.21)
Net (loss) income	$(1,433)	$91	$(8,618)	$(2,447)
Basic weighted average common shares outstanding	15,220,948	11,838,032	13,686,686	11,528,371
Dilutive effect of stock options and warrants	—	3,886,071	—	—
Dilutive weighted average common stock outstanding	15,220,948	15,724,103	13,686,686	11,528,371
Diluted loss per share	$(0.09)	$0.01	$(0.63)	$(0.21)

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period

Stock options to purchase 882,582 and 227,893 shares of common stock and warrants to purchase 3,940,006 and 462,068 shares of common stock were outstanding at September 30, 2022 and 2021 that were not included in the computation of diluted weighted average common stock outstanding because their effect would have been anti-dilutive.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

9. SUBSEQUENT EVENT

On October 11, 2022, Assure Holdings Corp. (the “Company”) received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share (“Common Stock”), for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

The Notice has no immediate effect on the continued listing status of the Company's Common Stock on The Nasdaq Capital Market, and, therefore, the Company's listing remains fully effective.

The Company is provided a compliance period of 180 calendar days from the date of the Notice, or until April 10, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before April 10, 2023, the closing bid price of the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending April 10, 2023, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency.

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2021 found in the annual report on Form 10-K filed by Assure Holdings Corporation on March 14, 2022 (the “Form 10-K”).

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, growth rate, competitiveness, gross margins, expenditures, tax expenses, cash flows, our management's plans and objectives for our current and future operations, general economic conditions, the impact of the COVID-19 pandemic and related events, the impact of acquisitions on our financial condition and results of operations, and the sufficiency of financial resources to support future operations and capital expenditures.

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

In 2022, Assure provided IONM services for approximately 200 surgeons in approximately 124 hospitals and surgery centers in multiple states. Our continued geographic expansion initiatives, including facility-wide outsourcing agreements with medical facilities and hospital networks, coupled with the surgical vertical expansion efforts, extending the Company’s reach into remote neurology services and selective acquisitions are expected to generate substantial growth opportunities going forward. In the future, it may be necessary for us to raise additional funds for the continuing development of our business plan.

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

The Company has financed its cash requirements primarily through revenues generated from its services, by utilizing debt facilities and from the sale of common stock.

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

We bill, collect, and retain 100% of the revenue associated with the Technical Component of the services we provide. For the Professional Component, when the supervising practitioner is an Assure employee or where we own 100% of the entity managing the procedure, the Company bills, collects and retains 100% of the revenue. In instances in which the Professional Component is provided via Managed Service Agreements (“MSAs”) with surgeons or through agreements with Professional Entities (“PEs”), we engage in a revenue share based on the percentage outlined in the underlying agreement. Assure is taking steps to reduce business associated with MSAs.

For the balance of the patients we serve, billing is made under individual facility service agreements with hospitals.  In these cases, the hospital’s patient may be uninsured or have government insurance.  Regardless, Assure provides the same high level of service and quality of care.

The surgical segment of the health care industry tends to be impacted by seasonality due to the nature of most benefit plans resetting on a calendar year basis. As patients utilize and reduce their remaining deductible throughout the year, Assure typically sees an increase in volume throughout the year with the biggest impact coming during the fourth quarter. As a result, historically our annual revenues are overweighted in the fourth quarter.

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

The situation surrounding COVID-19 remains fluid with continued uncertainty and a wide range of potential outcomes. We continue to actively manage our response and assess impacts to our financial position and operating results, as well as mitigate adverse developments in our business. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K filed on March 14, 2022.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table provides selected financial information from the condensed consolidated financial statements of income for the three months ended September 30, 2022 and 2021. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Three Months Ended September 30,		Change	Change
	2022	2021	$	%
Revenue
Technical services	$1,190	$4,421	$(3,231)	(73)%
Professional services	4,278	2,738	1,540	56%
Other	736	1,387	(651)	(47)%
Total revenue	6,204	8,546	(2,342)	(27)%
Cost of revenues	3,685	4,254	(569)	(13)%
Gross margin	2,519	4,292	(1,773)	(41)%
Operating expenses
General and administrative	3,340	3,180	160	5%
Sales and marketing	198	247	(49)	(20)%
Depreciation and amortization	243	293	(50)	(17)%
Total operating expenses	3,781	3,720	61	2%
Income (loss) from operations	(1,262)	572	(1,834)	(321)%
Other income (expenses)
Income (loss) from equity method investments	9	139	(130)	(94)%
Other income (expense), net	(37)	(27)	(10)	37%
Accretion expense	(170)	(171)	1	(1)%
Interest expense, net	(471)	(264)	(207)	78%
Total other expense	(669)	(323)	(346)	107%
Income (loss) before income taxes	(1,931)	249	(2,180)	(876)%
Income tax benefit (expense)	498	(158)	656	(415)%
Net income (loss)	$(1,433)	$91	$(1,524)	(1,675)%
Income (loss) per share
Basic	$(0.09)	$0.01	$(0.10)	(1,325)%
Diluted	$(0.09)	$0.01	$(0.10)	(1,727)%
Weighted average number shares – basic	15,220,948	11,838,032	3,382,916	29%
Weighted average number shares – diluted	15,220,948	15,724,103	(503,155)	(3)%

Revenue

Total revenues for the three months ended September 30, 2022 and 2021 were $6.2 million and $8.5 million, respectively, net of implicit price concessions. For the three months ended September 30, 2022 and 2021, we recorded an allowance for implicit price concessions of $2.1 million and $nil, respectively.  Gross revenue for the three months ended September 30, 2022, and 2021, prior to the application of implicit price concessions, totaled $8.3 million and $8.5 million.  Gross revenue is primarily related to an increase in managed case volume of approximately 300 from nearly 5,000 in the third quarter 2021 to approximately 5,300 in the same period of 2022.  The increase in managed cases is primarily related to the expansion into remote neurology. These gains were partially counteracted by Assure’s decision to exit certain markets. The Company utilized market intelligence and data warehousing analytics it did not previously possess to inform our decision to exit certain lower performing markets that were dragging down the Company’s average revenue per case. Assure’s go-forward strategy is anchored on achieving the benefit of scale in geographies underpinned by above average reimbursement.

Gross revenue for the three months ended September 30, 2022, was negatively impacted by implicit price concessions related to aged claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months; as such, included in the Company’s $2.1 million allowance for implicit price concessions for the three months ended September 30, 2022, is an estimate of the likelihood that a portion of the Company’s accounts receivable may become uncollectible due to age. In the fourth quarter of 2021, Assure formalized a new holistic accounts receivable accrual and reserve strategy based on our historical collections experience. This process provides a clearer picture of the Company’s estimated collectible accounts receivable by taking a conservative approach and reserving claims earlier in the process. The new process has led to a higher than anticipated reserve in 2022. The issue Assure has experienced in 2022 is not related to lower reimbursement negatively impacting accrual rates, which have remained stable in high volume markets. The Company chose to take a conservative approach on reserving accounts receivable given our visibility on the challenges associated with collecting certain receivables before they are automatically reserved at 24 months. The benefit of taking these reserves earlier is: 1) It provides clearer visibility into future accounts receivable write-down expenses, and 2) Assure’s anticipated go-forward exposure in 2023 is substantially reduced.  Going forward, as we continue to accelerate our cash receipts there will be less accounts receivable at risk. Management has designated a tactical team to specifically pursue these reserved claims. We expect to begin seeing results from these efforts in the last quarter of the year as we continue collection efforts for claims aged past 24 months. As a result, we anticipate that there will also be a bad debt charge in the fourth quarter of 2022; similar to what we reported in the third quarter, but still a material impact.

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

Cost of revenues, excluding depreciation and amortization

Cost of revenues, excluding depreciation and amortization, for the three months ended September 30, 2022, were $3.7 million compared to $4.3 million for the same period in 2021, a 13% decrease. Cost of revenues consist primarily of the cost of our internal billing and collection department, internal and external collection costs, technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have increased headcount to align with expected growth in volume and the number of cases to invoice has increased. A primary focus for Assure during the remainder of 2022 and into 2023 will be on reducing the Company’s average cost of delivery in providing our services, both on the technologist and the remote neurology parts of the business.

General and administrative

General and administrative expenses were $3.3 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively.

Accretion expense

The Company recorded non-cash accretion expense of $170 thousand and $171 thousand for the three months ended September 30, 2022 and 2021, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $95 thousand for each period related to the convertible debt and $75 thousand for each period related to the Centurion debenture.

Interest expense, net

Interest expense, net was $471 thousand for the three months ended September 30, 2022 compared to $264 thousand for the three months ended September 30, 2021. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $nil for each period related to the convertible debt and $324 thousand and $190 thousand for the three months ended September 30, 2022 and 2021, respectively, for the Centurion debenture.

Income tax benefit

For the three months ended September 30, 2022, income tax benefit was $0.5 million and compared income tax expense of $158 thousand for the three months ended September 30, 2021. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table provides selected financial information from the condensed consolidated financial statements of income for the nine months ended September 30, 2022 and 2021. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
Revenue
Technical services	$2,653	$11,649	$(8,996)	(77)%
Professional services	7,605	3,704	3,901	105%
Other	2,292	4,180	(1,888)	(45)%
Total revenue	12,550	19,533	(6,983)	(36)%
Cost of revenues, excluding depreciation and amortization	11,564	9,956	1,608	16%
Gross margin	986	9,577	(8,591)	(90)%
Operating expenses
General and administrative	11,177	10,275	902	9%
Sales and marketing	688	748	(60)	(8)%
Depreciation and amortization	761	965	(204)	(21)%
Total operating expenses	12,626	11,988	638	5%
Loss from operations	(11,640)	(2,411)	(9,229)	(383)%
Other income (expenses)
Income (loss) from equity method investments	18	136	(118)	87%
Gain on Paycheck Protection Program loan	1,665	—	1,665	—%
Other income (expense), net	29	(29)	58	(200)%
Accretion expense	(511)	(386)	(125)	(32)%
Interest expense, net	(1,317)	(500)	(817)	163%
Total other expense	(116)	(779)	663	(85)%
Loss before income taxes	(11,756)	(3,190)	(8,566)	(269)%
Income tax benefit	3,138	743	2,395	322%
Net loss	$(8,618)	$(2,447)	$(6,171)	(252)%
Loss per share
Basic	$(0.63)	$(0.21)	$(0.42)	(197)%
Diluted	$(0.63)	$(0.21)	$(0.42)	(197)%
Weighted average number shares – basic	13,686,686	11,528,371	2,158,315	19%
Weighted average number shares – diluted	13,686,686	11,528,371	2,158,315	19%

Revenue

Total revenues for the nine months ended September 30, 2022 and 2021 were $12.6 million and $19.5 million, respectively, net of implicit price concessions. For the nine months ended September 30, 2022 and 2021, we recorded an allowance for implicit price concessions of $14.1 million and $1.2 million, respectively.  Gross revenue for the nine months ended September 30, 2022, and 2021, prior to the application of implicit price concessions, totaled $26.7 million and $20.7 million.  The increase in gross revenue is primarily related to an increase in managed case volume of approximately 5,200 from nearly 11,000 in the nine months ended September 30, 2021 to nearly 16,200 in the same period of 2022.  The increase in managed cases is primarily related to the acquisition of Sentry, completed during the second quarter of 2021, and expansion into remote neurology.  These gains were partially counteracted by Assure’s decision to exit certain markets. The Company utilized market intelligence and data warehousing analytics it did not previously possess to inform our decision to exit certain lower performing markets that were dragging down the Company’s average revenue per case. Assure’s go-forward strategy is anchored on achieving the benefit of scale in geographies underpinned by above average reimbursement.

Gross revenue for the nine months ended September 30, 2022, was negatively impacted by implicit price concessions related to aged claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months; as such, included in the Company’s $14.1 million allowance for implicit price concessions for the nine months ended September 30, 2022, is an estimate of the likelihood that a portion of the Company’s accounts receivable may become uncollectible due to age. In the fourth quarter of 2021, Assure formalized a new holistic accounts receivable accrual and reserve strategy based on our historical collections experience. This process provides a clearer picture of the Company’s estimated collectible accounts receivable by taking a conservative approach and reserving claims earlier in the process. The new process has led to a higher than anticipated reserve in 2022. The issue Assure has experienced in 2022 is not related to lower reimbursement negatively impacting accrual rates, which have remained stable in high volume markets. The Company chose to take a conservative approach on reserving accounts receivable given our visibility on the challenges associated with collecting certain receivables before they are automatically reserved at 24 months. The benefit of taking these reserves earlier is: 1) It provides clearer visibility into future accounts receivable write-down expenses, and 2) Assure’s anticipated go-forward exposure in 2023 is substantially reduced.  Going forward, as we continue to accelerate our cash receipts there will be less accounts receivable at risk. Management has designated a tactical team to specifically pursue these reserved claims. We expect to begin seeing results from these efforts in the last quarter of the year as we continue collection efforts for claims aged past 24 months. As a result, we anticipate that there will also be a bad debt charge in the fourth quarter of 2022; similar to what we reported in the third quarter, but still a material impact.

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

Cost of revenues, excluding depreciation and amortization

Cost of revenues, excluding depreciation and amortization, for the nine months ended September 30, 2022, were $11.6 million compared to $10.0 million for the same period in 2021, a 16% increase. During the nine months ended September 30, 2022, the number of neuromonitoring cases increased 47% compared to the nine months ended September 30, 2021 which drove the costs of revenues increase. Cost of revenues consist primarily of the cost of our internal billing and collection department, internal and external collection costs, technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have increased headcount to align with expected growth in volume and the number of cases to invoice has increased. A primary focus for Assure during the remainder of 2022 and into 2023 will be on reducing the Company’s average cost of the delivery in providing our services, both on the technologist and the remote neurology parts of the business.

General and administrative

General and administrative expenses were $11.2 million and $10.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase period-to-period was primarily related to increased head count, via organic growth and integrated acquisitions, partially offset by cost cutting efforts.

Gain on Paycheck Protection Program loan forgiveness

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.7 million. During January 2022, the Company was granted forgiveness of the PPP Loan. As of June 30, 2022, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million. There were no similar transactions during the nine months ended September 30, 2021.

Accretion expense

The Company recorded non-cash accretion expense of $511 thousand and $386 thousand for the nine months ended September 30, 2022 and 2021, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $285 for each period related to the convertible debt and $226 thousand and $101 for the nine months ended September 30, 2022 and 2021, respectively, for the Centurion debenture.

Interest expense, net

Interest expense, net was $1,317 thousand for the nine months ended September 30, 2022 compared to $500 thousand for the nine months ended September 30, 2021. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $220 thousand for each period related to the convertible debt and $873 thousand and $236 thousand for the nine months ended September 30, 2022 and 2021, respectively, for the Centurion debenture.

Income tax benefit

For the nine months ended September 30, 2022, income tax benefit was $3.1 million compared $743 thousand for the nine months ended September 30, 2021. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Our cash position as of September 30, 2022 was $3.8 million compared to the December 31, 2021 cash balance of $4.0 million. Working capital was $28.0 million as of September 30, 2022 compared to $34.3 million at December 31, 2021. We believe that our working capital balance and our estimated cash flows from operations during 2022 is expected support our operating activities and our obligations for the next 12 months. However, if we pursue our plan of continued growth our existing working capital will not be sufficient and we may need to seek equity or debt financing. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing. On October 11, 2022, we received a notification letter from The Nasdaq Stock Market stating that we are not in compliance with the Minimum Bid Price Requirement, which requires our listed securities to maintain a minimum bid price of $1.00 per share. A delisting from The Nasdaq Stock Market would negatively impact our ability to raise additional capital through equity financings on acceptable terms in order to meet our plan of continued growth.

We rely on payments from multiple private insurers and hospital systems that have payment policies and payment cycles that vary widely and are subject to change. Because we are primarily an out-of-network biller to private insurance companies, the collection times for our claims can last in excess of 24 months. During the nine months ended September 30, 2022, we recorded an allowance for implicit price concessions of $14.1 million. During the three months ended September 30, 2022, we recorded an allowance for implicit price concessions of $2.1 million, we expect a similar allowance for the three months ended December 31, 2022 for the reasons discussed.

For the nine months ended September 30, 2022, we collected approximately $17.4 million of cash from operations compared to collecting approximately $10.1 million in the same prior year period. As of September 30, 2022, accounts receivable, which are recorded net of implicit price concessions, was $20.9 million compared to $27.8 million at December 31, 2021. The decrease in our accounts receivable balance during 2022 is primarily related to the increased velocity of cash receipts and implicit price concession charges. We received $69 thousand in cash distributions from the PE entities for the nine months ended September 30, 2022 compared to $312 thousand received for the same period in the prior year.

Historically, we have financed our operations primarily from revenues generated from services rendered and through equity and debt financings. Our cash balance and projected cash flows from operations are expected to fund our current obligations and planned operating activities for the next 12 months.

Cash used in operating activities for the nine months ended September 30, 2022 was $5.3 million compared to $9.4 million for the same period in the preceding year. Cash was used to fund operations and to fund our growth strategy.

Cash used in investing activities of $161 thousand for the nine months ended September 30, 2022 was related the PE distributions of $69 thousand, offset by payments related to acquisition liabilities of $204 thousand and fixed asset purchases of $26 thousand.  Cash provided by investing activities of $108 thousand for the nine months ended September 30, 2021 was related the PE advances, offset by payments related to the Sentry acquisition.

Cash provided by financing activities of $5.2 million for the nine months ended September 30, 2022 was due to equity financing. Cash provided by financing activities of $5.8 million for the nine months ended September 30, 2021 was due to $7.4 million of net proceeds from the debenture, $1.7 million of proceeds from the Payroll Protection Program loan, and $832 thousand in proceeds from common stock issuances, offset by $4.1 million payments of bank debt.

We expect to see an increase in case volume during the fourth quarter of 2022, due to normal seasonality related to patient use of benefits before the end of the year.  We also expect to see a higher proportion of patients utilizing commercial insurance relative to the proportion of patients utilizing government insurance. We expect these items to result in increased revenue for the fourth quarter of 2022.

In October, we experienced a meaningful decrease in the Texas reimbursement benchmark, which has been utilized in state arbitration claims to great success through September of this year. Texas state arbitration reimbursement has realigned to a level much closer to the state average across our operational footprint, based on our arbitration experience. Since Texas represents approximately 60% of our patient volume, we expect to remain focused on participation rates for state arbitrations in Texas.

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

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Changes in our internal control over financial reporting during the quarter ended September 30, 2022 are discussed below under “Remediation”.

Material Weaknesses

Previously, management noted that we had material weaknesses in our internal control over financial reporting related improper segregation of duties which management believes to be a material weakness.

Remediation Progress

In response to the identified material weakness, during the first quarter of 2022 and continuing through the third quarter of 2022, management began to restructure certain employee functions to allow for proper review of all transactions in order to remediate the segregation of duties control weakness. Management believes the segregation of duties material weakness will be remediated during the fourth quarter of 2022.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

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

ITEM 1A. RISK FACTORS

Except as set forth below, during the nine months ended September 30, 2022 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

If our common stock is delisted from Nasdaq, the liquidity and price of our common stock could decrease and our ability to obtain financing could be impaired.

On October 11, 2022, we received a notification letter from The Nasdaq Stock Market stating that we are not in compliance with the Minimum Bid Price Requirement, which requires our listed securities to maintain a minimum bid price of $1.00 per share. The notification stated that we have a compliance period of 180 calendar days, or until April 10, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time during this 180-day compliance period the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days, then the Nasdaq Stock Market will provide us with written confirmation of compliance and the matter will be closed.

If compliance cannot be demonstrated by April 10, 2022, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards on the Nasdaq Capital Market (except the bid price requirement). In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. If we are not granted an additional 180-day compliance period, then Nasdaq will provide written notification that our securities will be subject to delisting. At that time, we may appeal the determination to delist our securities to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing requirements.

If we are unable to maintain our listing on The Nasdaq Stock Market, the liquidity and price of our stock could decrease. Further, our ability to raise capital through equity or convertible debt financings would be negatively impacted and result in us curtailing our plan of continued growth which could negatively impact our operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(b) and 2(c) are not applicable.

Item 2(a) – Stock Issuances - Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.8 to the Company’s Form 10-Q filed with the SEC on November 15, 2021)
3.2	Amended Articles of Incorporation of Assure Holdings Corp. (incorporated by reference to Exhibit 3.9 to the Company’s Form 10-Q filed with the SEC on November 15, 2021)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: November 14, 2022		Date: November 14, 2022