Form 10-K
period 2022-12-31
Assure Holdings Corp.
filed 2023-03-31
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No⌧

As of June 30, 2022, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $18,400,000 based upon the closing sale price of the common stock on such date.

The number of the registrant’s common shares of common stock outstanding as of March 23, 2023 was 1,101,098.

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

Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

Key Performance Metrics

This Annual Report contains key performance metrics, managed cases, and remote neurology managed cases, that management of the Company utilizes to determine operational performance from period to period. A managed case is all technical cases Assure performs and any cases where the professional bill is from a 100% owned Assure entity and excludes cases when a global bill is presented, and we calculate it based on bills presented during the relevant measurement period. We define remote neurology managed cases as a subset of managed cases where Assure’s remote neurology platform is utilized and billed. Management believes that managed cases and remote neurology managed cases are important measures of the Company’s operational performance because it is a consistent measurement to evaluate patient revenue streams.

PART I

ITEM 1. BUSINESS

Business Overview

Assure is a best-in-class provider of outsourced Intraoperative Neurophysiological Monitoring (“IONM”) and an emerging provider of remote neurology services. The Company delivers a turnkey suite of clinical and operational services to support surgeons and medical facilities during invasive surgical procedures. IONM has been well established as a standard of care and risk mitigation tool for various surgical verticals such as neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat (“ENT”), and other surgical procures that place the nervous system at risk. Accredited by The Joint Commission, Assure’s mission is to provide exceptional surgical care and help make invasive surgeries safer. Our strategy focuses on utilizing best of class personnel and partners to deliver outcomes that are beneficial to all stakeholders including patients, surgeons, hospitals, insurers, and stockholders.

During each procedure, Assure provides two types of services, the Technical Component and Professional Component of IONM. Our in-house Interoperative Neurophysiologists (“INP”) provide the Technical Component IONM services from the operating room throughout the procedure, while telehealth-oriented supervising practitioners provide a level of redundancy and risk mitigation in support of the onsite INPs and the surgical team. In addition, Assure offers a comprehensive suite of IONM services, including scheduling the INP and supervising practitioner, real time monitoring, patient advocacy and subsequent billing and collecting for services provided.

Clinical leadership, surgeon support and patient care are Assure’s cornerstones. We make substantial ongoing investments in our training and development of clinical staff and have created a training program to rigorously train new INPs to cost-effectively join the Assure team. In addition, we have partnered with the internationally renowned Texas Back Institute on clinical research relating to IONM safety and efficacy. Isador Lieberman, M.D., the director of the scoliosis and spine tumor program at the Texas Back Institute, is a member of Assure’s Medical Advisory Committee.

Historically, the foundation of Assure’s business has been providing the Technical Component of IONM via our INP staff. We employ highly trained INPs, which provide a direct point of contact in the operating room during the surgeries to relay critical information to the surgical team. In this one-to-one business model, Assure pairs a team of INPs with third-party surgeons to promote a level of familiarity, comfort and efficiency between the surgeon and the INP. Each INP can support approximately 200 cases annually. Our INPs monitor the surgical procedure using state of the art, commercially available, diagnostic medical equipment. Assure INP’s are certified by a third-party accreditation board, ABRET Neurodiagnostic Credentialing and Accreditation (“ABRET”). The success of our service depends upon the timely recognition and successful interpretation of the data signals by our INPs and remote supervisors to quickly determine if the patient is experiencing a deficiency and advise the surgeon to determine if surgical intervention is required to positively impact the patient and surgery. While, employing this model, Assure has rapidly expanded its business, supporting approximately 1,600 managed cases in 2017 to approximately 21,600 in 2022. For the year December 31, 2022, the Company operated in 12 states with the majority of our managed cases in Texas and Colorado.

Beginning in the second quarter of 2021, Assure began executing on its long-term vertical integration plan by expanding into tele-neurology services. This includes delivering remote neurology services in support of the surgical team and INPs. Supervising practitioners are utilizing equipment and training to monitor electroencephalographic (“EEG”) and electromyography (“EMG”) and several other complex modalities during surgical procedures to pre-emptively notify the surgeon of any nerve related issues as they are identified. Assure has utilized employee and third-party contractors, working from remote locations as supervising practitioners supporting surgical teams and our INPs.

The Professional Component of IONM is provided via tele-neurology services under a one-to-many business model, and as a result, has a different financial profile than the Technical Component. Supervising practitioners provide tele-neurology services from an off-site location and maintain the ability to monitor multiple surgical cases simultaneously. As a result, each supervising practitioner has the ability to monitor approximately 2,500 or more cases annually. In 2022, Assure performed approximately 21,600 total managed cases including managing approximately 2,500 remote neurology cases.

Expanding our role in the Professional Component of IONM generates several positives for Assure. First, the Company is better positioned to oversee quality of service for providing tele-neurology services. This commitment to quality supports our efforts to sign new in-network agreements with insurance payors and facility-wide agreements with hospitals. Second, Assure is able to significantly reduce cost of delivery, allowing the Company to improve profitability on every case we perform. Assure’s objective is to significantly cut the cost of delivery for tele-neurology services going forward. Additional scale will serve as a catalyst for margin expansion in the future. Third, for most cases performed, tele-neurology services represent the creation of a new revenue stream. Fourth, providing tele-neurology services for IONM creates opportunities in adjacent markets where similar tele-neurology services are utilized. Accelerating the Company’s shift to providing remote neurology was straightforward. Assure had already built the platform and maintained the patient volume. Management expects the result will be higher margins, a new revenue stream and turning cash over more quickly.

Collectively, support from Assure’s high quality Technical and Professional IONM services results in:

Patients	Hospitals / Surgeons
Efficient achievement of better clinical outcomes Abbreviated patient hospital stays	Decreased facility and surgeon liability Reduced hospital costs
Fewer patient readmissions	Enhanced overall patient satisfaction

Over the past three years, Assure has built a platform to support our future growth and development. The attributes of our platform include: maintaining exceptional clinical operations, automating our revenue cycle management function and collecting cash faster, boosting managed care through the signing of in-network agreements with insurance payors, minimizing operational bottlenecks, particularly around onboarding and credentialing, instituting an ongoing training and development program for clinical staff to ensure we maintain industry-leading skills and performance, and successful execution of an M&A strategy in a highly fragmented market that has led to four accretive transactions over the past three years. This platform was built with the intent of having these key functional areas support IONM in our key surgical verticals including within IONM: spine, neurosurgery, vascular, ENT and orthopedic. As we transition to becoming a provider of tele-neurology services, we believe our expertise in IONM will assist us in entering adjacent markets in which Assure supervising practitioners can also provide patient services. The Company plans to provide services in new verticals including EEG, epilepsy, sleep study and stroke by leveraging key competencies we have built over the past three years.

In 2022, Assure provided IONM services for approximately 215 surgeons in 129 hospitals and surgery centers (which we refer to as “Procedure Facilities”) across the Company’s operational footprint. Our continued organic geographic expansion initiatives, including facility-wide outsourcing agreements with medical facilities and hospital networks, potential for selective acquisitions, and the extension of our platform into tele-neurology services, is expected to generate substantial growth opportunities going forward.

2022 in review

Assure performed a record number of managed cases in 2022. Overall, the Company performed approximately 21,600 managed cases and generated gross revenue of $28.9 million offset by $17.9 million of implicit price concessions.  The Company reported net loss of $30.7 million for the year ended December 31, 2022.

Factors Impacting 2022 Results

●	Downward trend in reimbursement for IONM services, particularly the Technical Components, which is expected to continue.
●	In October 2022, IONM companies, including Assure, experienced a meaningful decrease in the Texas reimbursement benchmark for the state arbitrations. Texas, Assure’s largest market, had delivered reimbursement well above the Company’s state average across its operational footprint in the period from January through September 2022.

2022 Areas of Progress

●	Expanded case volume to 21,600 in 2022, an increase of 24% from the year-earlier period.
●	Began converting MSA to 100% service.
●	Fixed cost of delivery for tele-neurology on a per case basis.
●	Increased utilization of techs.

Looking Forward

●	Anticipates leveraging M&A to expand managed case volume in 2023.
●	The Company is focused on improving margin and increasing participation rates for state arbitrations in Texas.
●	Assure is also seeking to maximize impact among the larger pool of federal arbitrators in Texas and elsewhere still to come.

Our Strategy

Current Strategy

Our strategy is to build a telehealth tele-neurology services company with exceptional capabilities in IONM and numerous adjacent markets.

Assure has a history of providing leading IONM services with an emphasis on clinical excellence and patient well-being, and are in the midst of a significant transformation to position for growth. With a focus on execution and providing a high level of patient care, the Company is transforming from being a provider of the Technical Component of IONM utilizing a one-to-one business model of INPs in the operating room to a business that also provides the Professional Component of IONM via off-site tele-neurology services in a far more scalable one-to-many business model. The next step in our development will relate to opportunities to expand into adjacent tele-neurology services while utilizing Assure’s platform and employees. This will extend our reach and redefine Assure’s position in the industry. We are thoughtfully deploying capital and focusing our investment in high potential growth initiatives including: organically expanding within existing states and into new states, growing our tele-neurology platform, signing new IONM outsourcing agreements with hospitals and medical facilities, as well as opportunistic M&A. In addition, we are investing to make our revenue cycle management function more automated, improving the velocity of our cash collections. The data and analytics-driven Company we are building will play a bigger role in the success of our key stakeholder groups: surgeons, hospitals, insurance companies and patients, as we seek to deliver attractive returns to our stockholders.

Assure has made substantial investments to make its revenue cycle management function more data-driven, analytical, and automated. This modernization facilitated successful state-level arbitrations in 2022. Success in arbitration supported improving cash flow. There is currently a backlog of claims awaiting federal arbitration that we anticipate will begin in earnest in 2023. Many IONM competitors, particularly smaller peers that remain reliant on third-party billing companies lack the analytics and transparency to similarly leverage opportunities presented by the arbitration process.

As we look forward, Assure is focused on aligning our costs with updated managed case revenue expectations. The Company expects to continue adding scale in favorable markets while fixing the cost of delivering for its services. Further, Assure wants to take advantage of an opportunistic M&A environment in IONM as the industry moves toward a near-term consolidation. Another catalyst for improving financials is moving away from Assure’s legacy Managed Service Agreement (“MSA”) model in order to keep all collections generated from services provided by the Professional Component of IONM. In addition, supported by a data-driven revenue cycle management function, the Company anticipates leveraging state and federal arbitration programs to maximize reimbursement per case. It is our expectation that consistent success in arbitrations will ultimately lead to new in-network contractual agreements with commercial insurance payors, which in turn will speed up cash flow and improve participation rates. Lastly, Assure remains entirely committed to maintaining its clinical leadership, providing surgeon partners and hospitals with clinical excellence and our patients with enhanced safety. Delivering industry-leading quality of service has long anchored the Company’s very strong surgeon retention rates and driven our referral network for winning new business.

Legacy Strategy

At the Company’s inception, the delivery of the Technical Component and Professional Component of IONM were reimbursed at nearly identical rates. For several years Assure was primarily focused on collecting and keeping proceeds from the Technical Component while splitting a significant portion of the proceeds from the Professional Component via MSAs in a manner that benefitted surgeons financially. In recent years, the IONM market has changed dramatically and now the Technical Component is perceived by commercial insurance payors to have limited reimbursement value whereas the Professional Component has considerable reimbursement value. Given the changing dynamics in market reimbursement, the Company will no longer be pursuing MSA arrangements and instead focus on collecting and keeping all proceeds from both the Technical and Professional Components of IONM.

Our Priorities

As we look ahead to 2023, we are pursuing the following objectives:

Expand Scale	Managing Costs	Drive Collections	Clinical Leadership
Increase managed cases in 2023	Aligning costs with updated managed case revenue expectations	Leverage data-driven revenue cycle management function to maximize reimbursement in state and federal arbitration programs	Continue providing surgeon partners and hospitals with clinical excellence and our patients with enhanced safety

Adding density in favorable markets with existing operations	Fixing the cost of delivery for IONM services performed	Sign new in-network contractual agreements with commercial insurance payors	Clinical leadership supports very strong surgeon retention rates and drives referral network for winning new business

Pursue M&A and consolidate highly fragmented industry		Accelerate transition from legacy MSA model to keep all Professional Component collections

Continuing to expand, scale and grow our managed case volume. Assure expects to expand managed case volume in 2023. One potential driver for growth in 2023 is a 3-year agreement the Company was awarded in November 2021 to become the sole contracted provider of IONM services for Premier, Inc., the second largest group purchasing organization in the U.S.

Opportunistic acquisitions. The Company expects to continue to be a consolidator in the highly fragmented IONM industry. The four acquisition transactions completed by Assure over the past three years have been highly accretive.

Expand our tele-neurology capabilities. Assure will focus on providing higher quality service at a lower cost. We believe this will support margin expansion as we scale, benefit revenue growth, and assist us in penetrating adjacent markets.

Set a greater proportion of our commercial insurance volume in contractual rates by signing in-network agreements with insurance payors. This helps Assure reduce risk, minimize complexity, accelerate the timing of payments, and protect our liquidity. Overall, across all markets, Assure has approximately 15% of our total commercial volume in contractual rates with payors, either directly or indirectly. This percentage was cut in half during 2022 as indirect contract utilization fell with the implementation of the federal No Surprises Act. By the end of 2023, our goal is to drive over 50% of our commercial insurance volume in-network. Very few of our intraoperative neuromonitoring peers have the scale in terms of managed case volume nor the organizational expertise to strike similar deals. We will also be aggressive in utilizing the dispute resolution process authorized by state and federal legislation, such as the No Surprises Act, which went into effect in 2022. For the first time, this legislation provides companies like Assure with the ability to arbitrate claims in every U.S. state where we have performed service but were not paid. While federal arbitrations have been backlogged in 2022 due to operational challenges, we expect this process to accelerate in 2023.

Accelerate digital transformation and automation to add predictability and transparency to cash flows. Cash collection has been a focus over the last three years as we invested in an internal revenue cycle management team. We have improved cash collections significantly, but there is substantial room for further automation, as well as incorporating artificial intelligence and analytics to improve collections and cash flow.

Extend clinical leadership. We have invested heavily in research and continuing education. This includes establishing our own training program to cost effectively train new INPs. Being seen as an industry leader helps Assure win new business and bring more surgeons onto our platform.

Taking into account Assure’s scale and managed case volume, the increasing sophistication of our revenue cycle management team, the Company’s shift to providing Professional Component IONM services and collecting all of the associated revenue, as well as maintaining a very high level of patient care in support of exceptional surgeons, the Company believes it will be able to drive higher margin and positive cash flow in 2023.

Our Service Offering

INPs

Assure offers a turnkey full suite of IONM services including scheduling of the INP and supervising practitioner, real time monitoring and subsequent billing for services provided.

Prior to a patient’s procedure, Assure will coordinate with the surgeon’s office to obtain the necessary information and documentation to provide IONM services, such as the patients’ insurance information, patients’ demographic information and office/clinic notes. We provide educational materials to the surgeon’s office for inclusion in each surgical patient’s pre-operative packets to educate and provide comfort to the patient about IONM services. Prior to the surgery, an Assure patient advocate connects with the patient to explain our role during the surgery, the benefits of IONM and billing issues that may affect the patient. Assure’s INP will arrive at the hospital with an IONM machine and disposable supplies/electrodes. The INP meets with the patient to explain their role during the surgery, discuss the patients’ pertinent past medical history, explain the risks and benefits associated with IONM and have the patient sign a consent form for IONM to be utilized on their procedure.

All IONM procedures include both technical services (performed by INPs) and professional services (performed by supervising practitioners). During the surgery, the INP will continuously monitor the functional integrity of the peripheral and/or central nervous system by recording, troubleshooting, documenting, and communicating activity arising from the brain, spinal cord, peripheral nerves, somatosensory or motor nerve systems using the IONM machine provided by Assure and communicating the physiologic results in real-time to the surgeon. The INP and surgeon are supported by an off-site supervising practitioner providing tele-neurology oversight services. The supervising practitioner also monitors the functional integrity of the peripheral or central nervous system throughout the procedure communicating in real-time with the surgeon and INP throughout the procedure. In some cases, remote neurology is performed directly by Assure’s supervising practitioners. In other instances, these tele-neurology services are provided by and through subsidiaries, which owns interest in entities that either directly perform the Professional Component through third-party contracted neurologists or oversight reading physicians.

Assure Interoperative Neurophysiologists

Assure currently employs specialized IONM INPs that are board certified Certification Examination in Neurophysiologic Intraoperative Monitoring (“CNIM”) or board eligible CNIM by ABRET. ABRET seeks to encourage, establish and maintain standards of clinical EEG, Evoked Potential Technology, and Neurophysiologic Intraoperative and long-term monitoring, by offering credentialing exams to evaluate the skills and knowledge of technologists, and by supporting lab accreditation.

Assure has developed an Intraoperative Neurophysiologist Training program. This training program trains new INPs from start to board certification, allowing for consistently high caliber well-trained professional INPs for placement into emerging and growing markets. Training and developing our own talent pool allow for more flexible scalability.

Assure Supervising Practitioners

Assure utilizes supervising practitioners performing remote neurology services. These physicians are highly trained and specialized in providing off-site tele neurology services. Multiple Assure supervising practitioners have already received the training necessary to provide remote neurology services in targeted expansion markets including EEG.

IONM Market in the United States

Overview

A key factor driving growth in the market is the increasing number of surgeries for which IONM is required. Advances in technology, the growth of the geriatric population in the US and a rising incidence of chronic diseases are other factors increasing the number of spinal, musculoskeletal, and cardiovascular surgeries, which in turn is expected to drive market growth in IONM. Renowned medical institutions such as the Mayo Clinic are advocating greater adoption of IONM including requiring medical professionals to complete comprehensive neurophysiology training courses and hosting international IONM conferences.

Market Landscape

The IONM market is bifurcated into in-house and outsourced providers. The end user segment is categorized into hospital and ambulatory surgical centers. IONM finds its application in spinal, neurosurgery, cardiovascular, ENT, orthopedic and other surgeries related to the central or peripheral nervous system. IONM modalities include motor evoked potential, somatosensory evoked potential, electroencephalography, electromyography, brainstem auditory evoked potential, and visual evoked potential.

There has been a substantial increase in the use of IONM services by hospitals and ambulatory surgical centers during complex surgeries. Moreover, the market is moving toward outsourced monitoring to provide advanced treatment options for patients suffering from chronic diseases.

With no dominant players in the industry, the intraoperative neuromonitoring market in the U.S. is highly fragmented. Providers can generally be categorized into three groups: 1) IONM-specific companies, including a limited number of relatively larger players such as Assure and a much larger group of small local and regional providers, 2) In-house providers such as hospitals, and 3) Bundled product companies offering neuromonitoring as part of a broader suite of services including SpecialtyCare, Inc. and NuVasive, Inc. These bundled product companies are believed to be the largest IONM providers in the US, although each is estimated to individually comprise approximately 10% of the overall U.S. IONM market.

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

IONM utilization is also highly regional, with the eastern portions of the United States having higher utilization of IONM as compared to the central and western portions of the country, especially for orthopedic and vascular surgery verticals. This regional nature is partly associated with the regional medico-legal issues, but also the training of the surgeons. If surgeons train with effective IONM they are more likely to continue to use it in their practice in comparison to surgeons who either were not exposed to IONM or exposed to ineffective IONM.

There are large opportunities that Assure is working to capitalize on with respect to growing the use of IONM monitoring in the underutilized verticals. Assure aims to expand in this market by investing in research, correlating improved outcomes in procedures that are not traditionally monitored or where IONM is underutilized. There are also many surgical disciplines that have not been explored with respect to whether IONM could support improved patient outcomes.

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

Advances in technology

With the improvement in health care facilities and advances in technology, vendors are developing innovative and efficient IONM devices. Companies such as Cadwell Industries and Natus Medical invest extensively in R&D to develop advanced IONM devices.

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

Selected reasons for the rising deployment of IONM include:

●	Patient Safety: IONM helps decrease the risk of surgeries IONM systems are also widely accepted, as they are devices approved by the U.S. Food and Drug Administration (“FDA”).
●	Medico-legal Obligations: End-users and hospitals use IONM systems to reduce medico-legal lawsuits from people that have undergone surgeries.
●	Growth in Surgeries: The rising volume of technically demanding surgeries increases the need for advanced IONM tools.
●	Cost Savings: Accurate IONM alerts help save operating room time, facilitating high margin surgeries for the hospital, while reducing length of stay and readmission rates for patients.

IONM Market Challenges

Cost of surgery with IONM

The cost of surgeries with IONM is more than those without IONM. Surgeries with IONM involve the expenses of IONM devices, intraoperative neurophysiologists, supervising practitioners, and disposable materials. The cost of surgeries restricts the adoption of IONM. Though IONM systems play a crucial role in invasive surgeries such as spinal, neurological, orthopedic, and cardiovascular surgeries, it has not been proven to be a cost-effective therapy in all procedures.

Payor payments

Beginning in 2020 and through 2022, Assure faced an increase in third-party insurance claim payment denials for our technologist services that we believe will continue in the foreseeable future. The increase in technical claim denials is primarily attributable to a shift in third-party insurance company policies to bundle the technologist service payment into the surgical procedure payment made to the facility in which our services are rendered. In response to this change Assure has been renegotiating its facility contracts to obtain reimbursement directly from the facility for technologist services paid through this type of bundling technique.

Limited interoperative neurophysiologists

Though the number of surgeries that need IONM continues to increase in the US, only a limited number of INPs with expertise in IONM are available. INPs with high levels of expertise are required to effectively use IONM devices to record data and diagnose patient alerts. There is also the risk of false recordings due to physiological artifacts arising from other sites. Only highly skilled INPs can perform IONM in hospitals, surgical centers, and neurophysiological laboratories and provide the greatest levels of service to the surgeons they support.

Complications of IONM

Though the popularity of IONM is growing rapidly, risks and complications associated with IONM remains, as there is for any medical procedure.

●	Types of injuries induced by electrical current: Burns may occur at the contact of stimulating electrodes with tissue when the current density is high. The leakage of high-frequency current through alternate pathways can also cause burns. In addition, high current flow can cause macro shock.
●	Use of needle electrodes: Risk of infection at the electrode site.
●	Electrical cortical stimulation: Transcranial electrical cortical stimulation during Motor Evoked Potential monitoring can cause tongue lacerations, oral injuries, and even mandibular fractures. These adverse effects occur due to forceful contraction of the biting muscles as a result of the stimulation. This risk is largely mitigated by appropriate use of bite blocks.

Competition

The IONM industry is highly competitive. We face significant competition from other IONM and tele-neurology providers for patients, physicians, INPs and supervising practitioners. Some of our competitors are larger and have longstanding and well-established relationships with physicians and third-party payors. We also compete with other health care providers in our efforts to hire and retain experienced professionals. As a result, we may have difficulty attracting or retaining key personnel or securing clinical resources.

Some of our competitors are hospitals that provide IONM services for surgeries occurring within their hospital facilities. Assure also has significantly larger competitors, some of which have access to greater marketing, financial and other resources and may be better known in the general community. As a result of these factors, the Company may not be able to compete effectively against current and future competitors. See “Item 1A. Risk Factors” of this Annual Report.

Corporate Structure

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

Assure Holdings, Inc.

Our direct subsidiary is Assure Holdings, Inc., a Colorado corporation, formed under the laws of the State of Colorado on November 7, 2016. Assure Holdings, Inc. became a wholly owned subsidiary of Assure Holdings Corp. on May 15, 2017 when Assure Holdings Inc. and its stockholders and Montreux and its stockholders entered  into  a Share  Exchange  Agreement  pursuant to which the stockholders of  Assure Holdings, Inc. received shares of Montreux as consideration for their assignment of their shares in Assure Holdings, Inc. to Montreux in the “Qualifying Transaction” under the rules of the TSX Venture Exchange (“TSX-V”). One of the primary objectives of the Qualifying Transactions was to facilitate our going public and listing on the TSX-V.

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

Assure Neuromonitoring

Assure Neuromonitoring exists for the purpose of facilitating leading IONM support to surgeons and patients. This includes a Technical Component via our INP staff who utilize technical equipment and technical training to monitor EEG, EMG and a number of complex modalities during surgical procedures to pre-emptively notify the underlying surgeon of any nerve related issues that are identified. The INP’s perform their services in the operating room during the surgeries. The INP’s are certified by a third-party accreditation agency.

Assure Networks

Assure Networks exist for the purpose of facilitating the performance of the Professional Component of IONM. Assure Networks provides off-site tele-neurology services for IONM. In some cases, the remote neurology is done directly via the Company’s own supervising practitioners. In other instances, these services are provided by and through the Assure Networks subsidiaries, which owns interest in entities that either (i) directly perform the Professional Component through third-party contracted neurologists or oversight reading physicians, or (ii) provide management services for entities owned by licensed physicians. These oversight services support the INP and strengthen our capacity to pre-emptively notify the underlying surgeon of any nerve related issues that are identified during a surgical procedure.

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

Corporate Model

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

Management Services Model:

In the instances where Assure Networks or the applicable Assure Networks subsidiary is unable to own an interest in the entity performing the professional component due to state laws or regulations, Assure Networks or the applicable Assure Networks subsidiary enters into a management services agreement whereby Assure Networks or the applicable Assure Networks subsidiary agrees to perform management services on behalf of a third party unrelated entity performing the Professional Component and is paid fair market value compensation for such services. The fair market value compensation is based on a third-party fair market value valuation prepared by a professional valuation firm engaged by Assure Networks or the applicable Assure Networks subsidiary. Assure’s goal is to terminate its MSA relationships by the end of the first half of 2023.

Privacy

Assure is committed to protecting the privacy of its patients by safeguarding all medical information in compliance with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economics and Clinical Health Act (“HITECH”). Assure relies on third-party companies and their cloud-based services to ensure all confidential information is safeguarded. These third-party companies include ShareFile, Microsoft 365, Microsoft Azure, NetSuite, and USMON. Microsoft, NetSuite, ShareFile, and USMON have Business Associate Agreements in place per HIPAA regulations. Microsoft, NetSuite, which is owned and operated by Oracle Corporation, and ShareFile, which is owned and operated by Citrix Systems, Inc., have, among other security measures, a third-party validated application and datacenter control from SOC 2 and SSAE 18 audits, bank-level encryption technology, multiple data storage locations around the globe, and disaster recovery centers in the United States and Europe. You can find Assure’s privacy policy on its website at www.assureneuromonitoring.com. Please note that the information on our website is not incorporated by reference into this Annual Report.

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

Several states have enacted anti-kickback laws (including so-called “fee splitting” laws) that sometimes apply not only to state-sponsored health care programs, but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law.

Our management carefully considers the importance of anti-kickback laws when structuring company operations and relationships. That said, we cannot ensure that the applicable regulatory authorities will not determine that some of our arrangements with hospitals, surgical facilities, physicians, or other referral sources violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Physician Self-Referral (“Stark”) Laws

The federal Stark Law, 42 U.S.C. §1395nn, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing “designated health services,” if the physician has a “financial relationship” with the entity, unless an exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain diagnostic imaging services, and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship, unless an exception applies. The exceptions to the federal Stark Law are numerous and often complex. The penalties for violating the Stark Law include civil penalties of up to $15,000 for each violation and potential liability (including penalties) under the False Claims Act.

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

False Claims Act

The federal False Claims Act, 31 U.S.C. § 3729, imposes civil penalties for knowingly submitting or causing the submission of a false or fraudulent claim for payment from a government-sponsored program, such as Medicare and Medicaid. Under the 2023 annual adjustment, the minimum False Claims Act penalty assessed per violation after January 30, 2023, will be not less than $13,508 and not more than $27,018.  This per violation statutory penalty is in addition to the statutory penalty of three times the amount of damages which the government sustains because of the violation.  31 U.S.C. §3729(a)(1). The False Claims Act has “whistleblower” or “qui tam” provisions that allow individuals to commence a civil action in the name of the government, and the whistleblower is entitled to share in any subsequent recovery (plus attorney’s fees). Many states also have enacted civil statutes that largely mirror the federal False Claims Act, but allow states to impose penalties in a state court.

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

●	Tier 1—lack of knowledge: The minimum penalty is $127;
●	Tier 2—reasonable cause and not willful neglect: The minimum penalty is $1,280;
●	Tier 3—willful neglect, corrected within 30 days: The minimum penalty is $12,794; and
●	Tier 4—willful neglect, not corrected within 30 days; The minimum penalty is $63,973.
●	For all tiers, the maximum penalty is $63,973 and the calendar-year cap is $1,919,173.

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

Human Capital - Employees

Our human capital resources consist of employees and relationships that we maintain with third party service providers, including surgeons and hospitals. As of December 31, 2022, we had 127 full-time employees.

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

Diversity

We value the benefits that diversity brings and seek to maintain a workforce comprised of talented and dedicated employees with a diverse mix of experience, skills and backgrounds collectively reflecting the strategic needs of the business and the nature of the environment in which we operate. In identifying qualified hires, we will consider prospective candidates based on merit, having regard to those competencies, expertise, skills, background and other qualities identified from time to time by management as being important in fostering a culture which solicits multiple perspectives and views.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not emerging growth companies. These provisions include:

●	reduced disclosure about our executive compensation arrangements;
●	exemptions from non-binding stockholders advisory votes on executive compensation or golden parachute arrangements; and
●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Available Information

Our executive office address is 7887 E. Belleview Ave., Suite 500, Denver, Colorado 80111. The telephone number for our executive office is (720) 287-3093.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Risks Related to Our Business

●	We have incurred operating losses in some of our historical periods and we could incur additional losses until we successfully integrate acquired practices, improve collections for managed cases and reduce operating expenses.
●	We may need to raise additional funds to finance our operations and our expansion and growth plans; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

●	Our business is not highly diversified and approximately 75% of our case volume is currently concentrated in Colorado and Texas where we are susceptible to local and regional fluctuations in demand for our service, downturns in the economy, adverse weather conditions, changes in local or state regulations, and other localized market changes.
●	Assure is expanding its offering beyond our legacy provision of the Technical Component of IONM to provide the Professional Component by delivering tele- neurology services provided as part of IONM. We face significant competition from other health care providers for patients, physicians, nurses and technical staff. Some of our competitors are larger and have longstanding and well-established relationships with physicians and third-party payors in the community.
●	Assure founder Preston Parsons remains our single largest stockholders and beneficially owns approximately 183 thousand shares or 17% of our issued and outstanding shares of common stock. Mr. Parsons has the ability to influence the outcome of matters submitted to our stockholders for approval.
●	Our development will depend on the efforts of key management, key personnel and our relationships with medical partners in the surgical industry, and the loss of any of these people and partnerships, particularly to competitors, could have a material adverse effect on our business.
●	We depend on payments from third-party payors, including private insurers, managed care organizations and hospitals, which may cause fluctuations in our revenue and delays and uncertainties in the reimbursement rate and the timing of reimbursement.
●	State and Federal surprise billing legislation could lead to lower reimbursement rates.
●	Value-based purchasing initiatives of both governmental and private payors tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of hospitals and other health care facilities where we operate and may negatively impact our revenues.
●	Public scrutiny of the intraoperative neuromonitoring industry in general could have a material adverse effect on our business and results of operations.
●	Accounting adjustments due to changes in circumstances or estimates may require us to write-off accounts receivables or write-down intangible assets, such as goodwill, may have a material impact on our financial reporting and results of operations.
●	Our business strategy has been to grow through expansion. Our efforts to execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition transactions on acceptable terms.
●	Our success, in large part, is dependent upon referrals to our physicians from other physicians, systems, health plans and others in the communities in which we operate, and upon our medical staff’s ability to maintain good relations with these referral sources.
●	We may be involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims.
●	We are subject to rising costs, including malpractice insurance premiums or claims may adversely affect our business.
●	We are reliant on Software-as-a-Service (Saas) technologies from third parties, which could adversely affect our business.
●	Our business depends on network and mobile infrastructure developed and maintained by third-party providers. Any significant interruptions in service could result in limited capacity, processing delays and loss of customers.
●	Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
●	We rely on 3rd party software-as-a-service vendors for certain operational and administrative functions.
●	There is currently a shortage of certified, interoperative neurophysiologists in the United States. Any significant loss of interoperative neurophysiologists could disrupt business operations and adversely impact our reputation and results of operations

Risks Related to Regulation of Health Care Industry

●	The health care industry is heavily regulated, and we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. These regulations include:

o	Anti-Kickback Statute, a provision of the Social Security Act of 1972
o	Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law
o	Health Insurance Portability and Accountability Act of 1996
o	Affordable Care Act
o	Health Care and Education Reconciliation Act of 2010
o	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)
●	If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.
●	As a health care provider, we are subject to professional liability claims both directly via our neurophysiologic INP staff and indirectly through the malpractice of our supervising practitioners and surgical partners.
●	Political and regulatory changes, including insurance options, billing restrictions, patient rights and reimbursement regulation, may have a negative impact on the health care industry and our business.

Risks Related to our Debenture

●	Restrictive covenants in our loan agreements with Centurion Financial Trust may restrict our ability to pursue our business strategies. We anticipate the Company will not meet these covenants and will need to negotiate the impact of noncompliance with Centurion Financial Trust.
●	Our obligations to Centurion Financial Trust are secured by a security interest in substantially all of our assets, if we default on those obligations, the lender could foreclose on our assets.
●	We are dependent on Centurion Financial Trust granting us certain add-backs and other one-time adjustments in the calculation of our financial covenants related to EBITDA and if we are not granted such allowances we may not meet our financial covenants which could result in a default on our obligations and the lender could foreclose on our assets.

Risks Related to our Stock

●	We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.
●	Broad market and industry factors may affect the price of our common stock, regardless of our actual operating performance.
●	Our common stock is listed in the U.S. on the NASDAQ Capital Markets (“Nasdaq”).

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

Risks Related to Our Business

Meaningful decrease in underlying commercial insurance reimbursement for IONM services provided.

In recent years, the IONM industry including Assure has seen a meaningful compression in reimbursement for IONM services provided. This trend has been more pronounced for the Technical Component relative to the Professional Component, driven in part by a shift in perceived benefit.

In addition, in October 2022, Assure and other IONM providers experienced a meaningful decrease in the Texas reimbursement benchmark, which had been utilized in state arbitration claims to great success from January 2022 through September 2022. In October 2022, Texas state arbitration reimbursement was realigned to a level much closer to the state average across the Company’s operational footprint. As a reminder, Texas is Assure’s largest market and represents approximately 60% of our patient volume. The company is focused on improving margin and increasing participation rates for state arbitrations in Texas. This change does not affect the larger pool of federal arbitrations associated with the No Surprises Act, both in Texas and other states within Assure’s operational footprint still to come. This pool is anticipated to be much larger than the pool of state arbitration claims.

Effective January 1, 2022, the No Surprises Act (enacted as part of the Consolidated Appropriations Act, 2021), was intended to protect patients from receiving balance bills or “surprise bills”, the difference between what the provider charged and what insurance paid. This new law also provides for negotiation and independent dispute resolution (“IDR”) processes to resolve disputed claim payment amounts for federally regulated insurance plans. Assure has filed several hundred negotiation requests and IDR cases, although decisions for those cases are still pending. Health and Human Services has acknowledged that there is a substantial backlog of IDR case decisions due to a larger than expected demand for dispute resolutions. If we are unsuccessful in arbitrating, or if the arbitration process is delayed, we may not collect for our services or experience delays in collecting for our services and our business and financial results could be materially adversely affected.

The Consolidated Appropriations Act of 2023 enacted a 2.08% payment cut in Medicare physician fee schedule rates for 2023.  The updating of Medicare physician fee schedule rates will be threatened by budget neutrality requirements for the foreseeable future.   Any future cuts to rates for professional physician services under the Medicare program, other public health care programs in which we may choose to participate, or commercial payor reimbursement could materially and adversely impact our financial results.

Assure management has made strategic and tactical decisions to stay ahead of these reimbursement trends. This includes the Company launching its own remote neurology business in 2021 to realign Assure toward the Professional Component. More recently, Assure has focused on fixing the cost of delivery for IONM services it provides while maintaining a high standard of clinical care. Additional mitigating strategic initiatives include increasing scale through organic growth and M&A in a consolidating IONM market and moving away from the MSA model of revenue sharing.

If we are unable to be reimbursed for our services at expected levels, our business and financial results could be materially adversely affected.

Historical negative operating results

In 2015, we launched our business as a neuromonitoring service company. Since its initial launch, the Company has experienced operating losses. Our net loss was $30.1 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively.  Although we plan to be profitable in the future, there is no guarantee when profitability will occur. Furthermore, our independent registered public accountants have expressed that substantial doubt exists as to the Company’s ability to continue as a going concern.   See Item 8. Report of Independent Registered Public Accountant for further discussion.

Our plan is to grow our business through expansion, and we anticipate that we will be required to raise additional funds to finance our operations; however, we may not be able to do so when necessary and/or on terms advantageous or acceptable to us.

We have financed our capital and cash requirements primarily from revenues generated from services, using a bank facility and line of credit, issuing convertible debentures, common stock and warrants in private placement offerings, and more recently using our debt arrangement with Centurion Financial Trust. Our ability to maintain the carrying value of our assets and become profitable is dependent on successfully marketing our services, maintaining future profitable operations, improving our billing and collections processes, successfully negotiating pricing and payment arrangements with payors and maintaining our network of providers, the outcome of which cannot be predicted at this time. We intend to grow our operations by developing additional relationships with Provider Network Entities (“PEs”), which are professional IONM entities, and directly contracting with hospitals and surgery centers for services. In the future, we anticipate that it may be necessary for us to raise additional funds for the continuing development of our business strategy.

Our operations to date have consumed substantial amounts of cash and we have sustained negative cash flows from our operations for the last several years. We anticipate that we will require future additional capital, including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. Any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition, and results of operations.

Our business strategy is to grow through expansion and acquisitions; however, our business is currently not highly diversified.

Our business strategy has been to grow through expansion. Although we operate in numerous states, approximately 75% of our case volume is currently concentrated in Colorado and Texas, where we are susceptible to local and regional fluctuations in demand for our service, downturns in the economy, adverse weather conditions, changes in local or state regulations, and other localized market changes.

Efforts to expand and execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition transactions.

Our loan agreement subjects us to covenants that affect the conduct of business. In the event that our shares of common stock do not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept our common stock as all or part of the purchase consideration, we may be required to use more of our cash resources, if available, or to rely solely on additional financing arrangements to pursue our acquisition and development strategy. We may not have sufficient capital resources or be able to obtain financing on terms acceptable to us for our acquisition and development strategy, which would limit our growth. Without sufficient capital resources to implement this strategy, our future growth could be limited and operations impaired. There can be no assurance that additional financing will be available to fund this growth strategy or that, if available, the financing will be on terms that are acceptable to us.

The business is expanding beyond our legacy provision of the Technical Component of IONM to offer the Professional Component via tele-neurology services.

Historically, our business has provided the Technical Component of IONM. While it remains a core part of our business and we expect it to remain so in the future, Assure has begun providing the Professional Component via off-site tele-neurology services for IONM. In some cases, this is done directly via our own supervising practitioners. In other instances, these services are provided by and through subsidiaries, which own interest in entities that either (i) directly perform the Professional Component through third-party contracted neurologists or oversight reading physicians, or (ii) provide management services for entities owned by licensed physicians. Assure employs supervising practitioners and has created a structure deploying them as reading physicians.

Providing the Professional Component of IONM subjects the Company to additional legal and government regulations as well as risk of billing and collecting for these services.

The Termination of Managed Service Agreements.

In instances in which the Professional Component is provided via MSA’s with surgeons or through agreements with PEs, Assure engages in a revenue share based on our percentage ownership of the PE. Assure disclosed during its third quarter 2022 earnings call in November 2022 that the Company was moving away from the MSA model so that it can keep all collections from the Professional Component. Assure’s goal is to entirely terminate its MSA relationships by the middle of 2023. This process may lead to the loss of some surgeon relationships and as a result our business, reputation, and financial results could be materially adversely affected.

We face significant competition from other health care providers.

We compete with other IONM service providers for patients, surgeons, neurologists and INPs. Some of our competitors have longstanding and well-established relationships with physicians and third-party payors in the community. Some of our competitors are hospitals that provide IONM services for surgeries occurring within their hospital facilities. Some of our competitors are also significantly larger than us, may have access to greater marketing, financial and other resources and may be better known in the general community.

The competition among service providers, facilities and hospitals for surgeons, neurologists, professional staff, and patients has intensified in recent years. We face competition from other providers that perform similar services, both inside and outside of our primary service areas. Some of our competitors are owned by non-profit or governmental entities, which may be supported by endowments and charitable contributions or by public or governmental support. These competitors can make capital expenditures without paying sales tax, may hold the property without paying property taxes and may pay for the equipment out of earnings not burdened by income taxes. This competitive advantage may affect our ability to compete effectively with these non-profit or governmental entities.

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

The marketplace for key skilled personnel is becoming more competitive, which means the cost of hiring, training and retaining such personnel may increase. Our business is dependent on our ability to hire and retain employees who have advanced clinical and other technical skills. Employees who meet these high standards are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted. A limited supply of qualified applicants may also contribute to wage increases which outpace the rate of inflation.

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

The Centers for Medicare and Medicaid Services introduced substantial changes to reimbursement and coverage related to ambulatory surgical centers (“ASC”). Under these ASC rules, reimbursement levels decreased and remain subject to change. Consequently, our operating margins may continue to be under pressure as a result of changes in payor mix and growth in operating expenses in excess of increases in payments by third-party payors. In addition, as a result of competitive burdens, our ability to maintain operating margins through price increases to privately insured patients is limited. This could have a material adverse effect on our business, operating results and financial condition. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered and is recognized upon performance of the patient service. In determining net patient service revenue, management periodically reviews and evaluates historical payment data, payor mix and current economic conditions and adjusts, as required, the estimated collections as a percentage of gross billings in subsequent periods based on final settlements and collections. Management continues to monitor historical collections and market conditions to manage and report the effects of a change in estimates. While we believe that the current reporting and trending software provides us with an accurate estimate of net patient service revenues, any changes in collections or market conditions that we fail to accurately estimate or predict could have a material adverse effect on our operating results and financial condition.

We depend on reimbursement from a small group of third-party payors which could lead to delays and uncertainties in the reimbursement rate and process.

Approximately 57% of our accrued revenue for the year ended December 31, 2022 relates to 30 third-party payors. The loss or disruption of any one of these payors could have an adverse effect on our business, results of operations and financial condition. Additionally, about 53% of our cash collections during the year ended December 31, 2022 was concentrated among these same third-party payors. Greater diversification of payors is dependent on expansion into new markets.

Our performance is greatly dependent on decisions that Third-Party Payors make regarding their out-of-network benefits and alternatively, our ability to negotiate profitable contracts with Third-Party Payors.

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

Historically, all privately insured cases were billed on an out-of-network basis. Over the past three years, the Company has shifted some of the business to direct and indirect contracts with the payors and related parties. However, as of December 31, 2022, approximately 85% of our privately insured cases remain out of network basis, without any reimbursement rate protection or consistent in-network patient enrollments typically seen from an in-network agreement. Accordingly, we are susceptible to changes in reimbursement policies and procedures by Third-Party Payors and patients’ preference of using their out-of-network benefits which could have an adverse effect on our business, results of operations and financial condition.

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

In December 2020, federal legislation called the No Surprises Act was passed by Congress and signed by the President. Beginning in 2022, the law was implemented with the intended effect to prohibit surprise billing. Another feature of the No Surprise Act relevant to Assure is that it will for the first time allow companies like Assure to arbitrate disputed claims where we are not being paid in every state. While each arbitration case is treated like an individual lawsuit with unpredictable outcomes, we believe this dispute resolution process has the potential to help us get paid on a greater proportion of our claims.

The majority of U.S. states have laws protecting consumers against out-of-network balance billing or “surprise billing”. While consumer collections represent a negligible amount of our total revenue, most state surprise billing laws have established payment standards based on the median in-network rate or a multiplier of what Medicare would pay. These payment standards are often less than the average out-of-network payment and could therefore have an adverse effect on reimbursement rates. Although we have already experienced lower reimbursement rates from such laws, additional impact may be experienced as more states and/or federal legislation is adopted. Today, approximately 15% of our third-party payor revenue is contracted with in- network rate agreements and we are actively pursuing more in-network agreements to further mitigate this risk.

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

Changes in accounting estimates due to changes in circumstances may require us to write off accounts receivables or write down intangible assets, such as goodwill, may have a material impact on our financial reporting and results of operations.

We have made updates to estimates resulting from changes in circumstances. For example, during the year ended December 31, 2022, we decreased the useful of intangible assets related to doctor agreements from 10 years to one year as one year more accurately represents our current useful life of such agreements.  As a result of this change in estimate, the amortization of historical doctor agreements was accelerated brining the balance as of December 31, 2022 to nil. There will be no amortization in future periods related to historical capitalized doctor agreements.  Any agreements entered into after December 2022, will be amortized over one year. Future changes in estimates may cause us to write off accounts receivable, intangible assets, such as goodwill, based on changes in circumstances which may have a negative impact on our consolidated financial statements.

Accounts Receivable

In order to more precisely estimate and our accounts receivable reserves, in January 2021 the Company modified its accounting estimate procedures to update its technical and professional collection experience monthly. This change in estimate procedures will not eliminate additional reserves being recorded for fluctuation in the technical and professional collection experience in future periods. However, our change in policy is expected to reduce the magnitude of future reserves that are recorded as a result of fluctuations in the Company’s collection experience.

Goodwill and Intangible Assets

As a result of purchase accounting for our acquisition transactions, our consolidated balance sheet at December 31, 2021 contains intangible assets designated as either goodwill or intangibles totaling approximately $4.4 million in goodwill and approximately $3.6 million in intangibles. Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As of December 31, 2022, we determine that a significant impairment had occurred, which required us to write-off $3.4 million of goodwill and $117 thousand of other intangible assets for a total impairment charge of $3.5 million.   Future impairment charges could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

We are dependent on the proper function, availability, and security of our information systems, including without limitation those systems utilized in our scheduling and collection operations. We have undertaken measures to protect the safety and security of our information systems and the data maintained within those systems. As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems and the introduction of computer malware to our systems. However, there can be no assurance our safety and security measures will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems.

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

Proposed legislation in the U.S. Congress, including changes in U.S. tax law and the recently enacted Inflation Reduction Act of 2022, may adversely impact us and the value of our common stock.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact our financial performance and the value of shares of our common stock. Additionally, states in which we operate or own assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on us or our investors is uncertain.

In addition, the Inflation Reduction Act of 2022 includes provisions that will impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of Treasury and we cannot predict how this legislation or any future changes in tax laws might affect us or investors in our common stock.

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

Our management carefully considers the importance of such anti-kickback laws when structuring company operations. That said, we cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with hospitals, surgical facilities, physicians, or other referral sources violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Physician Self- Referral (“Stark”) Laws

The federal Stark Law, 42 U.S.C. §1395nn, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing “designated health services,” if the physician has a “financial relationship” with the entity, unless an exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain diagnostic imaging services, and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship, unless an exception applies. The exceptions to the federal Stark Law are numerous and often complex. The penalties for violating the Stark Law include civil penalties of up to $15,000 for each violation and potential civil liability (including penalties) under the False Claims Act.

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

Our ongoing civil investigation by the U.S. Department of Justice could result in significant civil penalties.

In April 2022, the U.S. Department of Justice (“DOJ”) issued Civil Investigative Demands to the Company which seek information with respect to a civil investigation under the Anti-kickback Statute and the False Claims Act. We voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions. While our policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company we used at that time submitted some claims to Medicare Advantage plans administered by commercial insurance companies. We have worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies and we believe we have returned substantially all such payments that we have discovered to date, totaling approximately $450,000. The DOJ has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing, or outcome of this investigation. As a result, we are unable to estimate the amount or range of any potential loss, if any, arising from this investigation, however, if the DOJ alleges that violations of law occurred and we are not successful in defending ourselves in relation to such allegations, we may be required to pay a significant civil penalty.

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

Many private payors base their reimbursement rates on the published Medicare rates or, in the case of MA plans, are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs. Any changes that limit or reduce general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, change or elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Changes that could adversely affect our business include:

●	administrative or legislative changes to base rates or the bases of payment;
●	limits on the services or types of providers for which Medicare will provide reimbursement; and
●	changes in methodology for coding services.
●	The Consolidated Appropriations Act of 2023 enacted a 2.08% payment cut in Medicare physician fee schedule rates for 2023. The updating of Medicare physician fee schedule rates will be threatened by budget neutrality requirements for the foreseeable future. Any future cuts to rates for professional physician services under the Medicare program, other public health care programs in which we may choose to participate, or commercial payor reimbursement could materially and adversely impact our financial results.

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

Additionally, we have agreed to financial covenants whereby, beginning with the fiscal quarter ended December 31, 2021, we will maintain:

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

A breach of any of these covenants could result in an event of default under our loan agreements and permits the lender to cease making loans to us, demand immediate payment of all amounts due and payable under the loan agreements and to seek to foreclose on our assets if we can’t make such payments. Management believes the Company will not be in compliance with the covenants in 2023.

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

We are dependent on Centurian Financial Trust granting us certain add-backs and other one-time adjustments in the calculation of our financial covenant related to adjusted EBITDA and if we are not granted such allowances we may not meet our financial covenants which could result in a default on our obligations and the lender could foreclose on our assets.

As noted above, certain of our financial covenants under the debt with Centurion Financial Trust is measured against EBITDA including our fixed charge ratio and our ratio of debt to EBITDA.  In past quarters, including the quarter ended December 31, 2022, we have relied upon certain allowances from Centurion Financial Trust in making add-backs and one-time adjustments to our calculation of EBITDA in order to meet these financial covenants.  The letter of commitment from Centurion Financial Trust permits Centurion Financial Trust to grant these allowances to us and they deem appropriate. For the quarter ended December 31, 2022, these allowances included adjustments to Goodwill and Intangible Asset Carrying Values and also adjustments made to Accounts Receivable carrying balances and Excess Revenue accounting treatment as at fiscal year-end.  If Centurion Financial Trust does not grant such allowances in future quarters, we may fail to meet our financial covenants under the debt which may result in an event of default and Centurion Financial Trust foreclosing on our assets.

Risks Related to Our Stock

If our common stock is delisted from Nasdaq, the liquidity and price of our common stock could decrease and our ability to obtain financing could be impaired.

On October 11, 2022, we received a notification letter from The Nasdaq Stock Market stating that we are not in compliance with the Minimum Bid Price Requirement, which requires our listed securities to maintain a minimum bid price of $1.00 per share. The notification stated that we have a compliance period of 180 calendar days, or until April 10, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time during this 180-day compliance period the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days, then the Nasdaq Stock Market will provide us with written confirmation of compliance and the matter will be closed. During March 2023, the Company completed a 20:1 reverse split in order to comply with the Minimum Bid Price Requirement.   See Note 11 to the consolidated financial statements for a complete discussion.

If we are unable to maintain our listing on The Nasdaq Stock Market, the liquidity and price of our stock could decrease. Further, our ability to raise capital through equity or convertible debt financings would be negatively impacted and result in us curtailing our plan of continued growth which could negatively impact our operating results and financial condition.

Our Former Founder, Preston Parsons, has a controlling interest in Assure.

As of March 23, 2023, our former founder, Preston Parsons, directly or indirectly, owns 181,317 shares of common stock and warrants to acquire 1,563 shares of common stock, which in aggregate totals 182,880 shares of common stock (assuming full exercise of his warrants) or beneficial ownership of 16.6% of our issued and outstanding shares of common stock. Of the shares of common stock beneficially owned by Mr. Parsons 33,000 shares were issued under a restricted stock grant agreement and are subject to forfeiture; such shares are fully vested. Mr. Parsons is our single largest stockholder and a control person for the purposes of Canadian and U.S. securities law. As a result, Mr. Parsons has the ability to influence the outcome of matters submitted to our stockholder for approval, which could include the election and removal of directors, amendments to our corporate governing documents and business combinations. In addition to his ability to influence matters submitted to our stockholders, the concentration of ownership in the hands of a single stockholder may discourage an unsolicited bid for our common stock and this may adversely impact the value and trading price of our common stock. In addition, sales of common stock by Mr. Parsons may adversely affect the trading price of our common stock.

The price of our common stock is subject to volatility.

Broad market and industry factors may affect the price of our common stock, regardless of our actual operating performance. Factors unrelated to our performance that may have an effect on the price of our securities include the following: the extent of equity research coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; speculation about our business in the press or the investment community; lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our securities; additions or departures of key personnel; sales of our common stock, including sales by our directors, officers or significant stockholders; announcements by us or our competitors of significant acquisitions, strategic partnerships of divestitures; and a substantial decline in the price of our securities that persists for a significant period of time could cause our securities to be delisted from an exchange, further reducing market liquidity. If an active market for our securities does not continue, the liquidity of an investor’s investment may be limited and the price of our securities may decline. If an active market does not exist, investors may lose their entire investment. As a result of these factors, the market price of our securities at any given point in time may not accurately reflect our long-term value. Securities class-action litigation often has been brought against companies in periods of volatility in the market price of their securities and following major corporate transactions or mergers and acquisitions. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Our bylaws designate the state and federal courts located in Denver, Colorado as the exclusive forum for certain types of actions and proceedings, which could limit a stockholder’s ability to choose the judicial forum for disputes arising with Assure Holdings Corp.

Our bylaws provides that unless we consent in writing to the selection of an alternative forum, the applicable court of competent jurisdiction shall be the state and federal courts located in Denver, Colorado (the “Colorado Court”), which Colorado Court shall, to the fullest extent permitted by law, be the sole and exclusive forum for actions or other proceedings relating to:

(i)	a derivative action;
(ii)	an application for an oppression remedy, including an application for leave to commence such a proceeding;
(iii)	an action asserting a claim of breach of the duty of care owed by us; any director, officer or other employee or any stockholder;
(iv)	an action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or any stockholder;
(v)	an action or other proceeding asserting a claim or seeking a remedy pursuant to any provision of the Nevada Revised Statute or our articles or bylaws; and
(vi)	an action or other proceeding asserting a claim against us or any director or officer or other employee of the Corporation regarding a matter of the regulation of our business and affairs.

There is uncertainty as to whether a Court will enforce these forum selection clauses. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits. We interpret the forum selection clauses in our bylaws to be limited to the specified actions and not to apply to actions arising under the Exchange Act or the Securities Act. Section 27 of the Exchange Act provides that United States federal courts shall have jurisdiction over all suits and any action brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act provides that United States federal and state courts shall have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

If a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, and results of operations.

There is a limited trading market for our common stock.

Our common stock is listed in the U.S. on the Nasdaq and was historically traded in Canada on the TSX-V, but was voluntarily delisted on February 7, 2022. Historically, the trading volume for our common stock has been limited. Accordingly, investors may find it more difficult to buy and sell our shares. These factors may have an adverse impact on the trading and price of our common stock.

Our issuance of common stock upon exercise of warrants or options or conversion of convertible notes may depress the price of our common stock.

As of March 23, 2023, Assure had 1,101,098 shares of common stock issued and outstanding, outstanding warrants to purchase 206,000 shares of common stock; outstanding options to purchase 49,040 shares of common stock; outstanding convertible notes convertible into 19,044 shares of common stock. The issuance of shares of common stock in connection with convertible securities and obligations could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

In addition, our articles authorize the issuance of 9,000,000 shares of common stock. We may issue additional common stock in the future in connection with a future financing or acquisition.

We qualify as an “emerging growth company” under the JOBS Act.

As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm;
●	rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on- frequency”; and
●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

We will remain an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) the last day of the fiscal year in which we celebrate the fifth anniversary of our first sale of registered common equity securities pursuant to the Securities Act of 1933, as amended. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Assure currently leases approximately 17,000 square feet of office space for its corporate offices at 7887 E. Belleview Ave., Suite 500, Denver, CO 80111. The current leases expire in December 2025.

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

In April 2022, the U.S. Department of Justice (“DOJ”) issued Civil Investigative Demands which seek information with respect to a civil investigation under the Anti-kickback Statute and the False Claims Act.  We voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions.  While our policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company we used at that time submitted some claims to Medicare Advantage plans administered by commercial insurance companies.  We have worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies and we believe we have returned substantially all such payments that we have discovered to date, totaling approximately $450,000.  The DOJ has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing, or outcome of this investigation. As a result, we are unable to estimate the amount or range of any potential loss, if any, arising from this investigation. For additional information regarding legal proceedings is summarized in Note 16, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The primary trading market for our shares of common stock is the Nasdaq Capital Market. Our common stock trades under the symbol “IONM”. On March 23, 2023, the last reported sales price of our common stock as quoted on the Nasdaq was $3.75.

Holders

As of March 23, 2023, there were approximately 66 stockholders of record holding 1,101,098 shares of our common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name through depositaries, including CDS & Co and CEDE & Co. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

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

Repurchases of Equity Securities

During the quarter ended December 31, 2022, neither the Company nor any affiliate of the Company repurchased any shares of common stock of the Company.

Recent Sales of Unregistered Securities

All sales of equity securities during the year ended December 31, 2022, were previously reported.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report. This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 31, 2023. This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

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

In 2022, Assure provided IONM services for approximately 215 surgeons in 129 hospitals and surgery centers across the Company’s operational footprint. Our continued geographic expansion initiatives, including facility-wide outsourcing agreements with medical facilities and hospital networks, coupled with the surgical vertical expansion efforts, extending the Company’s reach into remote neurology services and selective acquisitions are expected to generate substantial growth opportunities going forward. In the future, it may be necessary for us to raise additional funds for the continuing development of our business plan.

The Company has financed its cash requirements primarily from revenues generated from its services, by utilizing debt facilities and from the sale of common stock.

See “Item 1. Business” for a complete description of our business.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table provides selected financial information from the condensed consolidated financial statements of income for the years ended December 31, 2022 and 2021. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Year Ended December 31,		Change	Change
	2022	2021	$	%
Revenue
Technical services	$825	$13,527	$(12,702)	(94)%
Professional services	7,498	12,330	(4,832)	(39)%
Other	2,653	3,335	(682)	(20)%
Total revenue	10,976	29,192	(18,216)	(62)%
Cost of revenues, excluding depreciation and amortization	15,190	14,318	872	6%
Gross (loss) margin	(4,214)	14,874	(19,088)	(128)%
Operating expenses
General and administrative	15,065	14,805	260	2%
Sales and marketing	945	1,082	(137)	(13)%
Depreciation and amortization	4,060	1,114	2,946	264%
Impairment charges	3,540	—	3,540	100%
Total operating expenses	23,610	17,001	6,609	39%
Loss from operations	(27,824)	(2,127)	(25,697)	(1,208)%
Other income (expenses)
Income from equity method investments	39	225	(186)	83%
Gain on Paycheck Protection Program loan	1,665	—	1,665	100%
Other expense, net	(1,370)	(46)	(1,324)	2,878%
Accretion expense	(681)	(556)	(125)	(22)%
Interest expense, net	(1,739)	(1,081)	(658)	61%
Total other expense	(2,086)	(1,458)	(628)	43%
Loss before income taxes	(29,910)	(3,585)	(26,325)	(734)%
Income tax benefit (expense)	(202)	829	(1,031)	(124)%
Net loss	$(30,112)	$(2,756)	$(27,356)	(993)%
Loss per share
Basic	$(40.06)	$(4.70)	$(35.36)	(752)%
Diluted	$(40.06)	$(4.70)	$(35.36)	(752)%
Weighted average number shares – basic	751,659	586,271	165,388	28%
Weighted average number shares – diluted	751,659	586,271	165,388	28%

Revenue

Total Revenue. Total revenues for the years ended December 31, 2022 and 2021 were $11.0 million and $29.2 million, respectively, net of implicit price concessions. For the years ended December 31, 2022 and 2021, we recorded an allowance for implicit price concessions of $17.9 million and $7.4 million, respectively. Gross revenue for the years ended December 31, 2022, and 2021, prior to the application of implicit price concessions, totaled $28.9 million and $36.6 million.  The decrease in gross revenue is primarily related to a decrease in the revenue accrual rate, partially offset by an increase in managed case volume of approximately 4,200 from nearly 17,400 in the year ended December 31, 2021 to nearly 21,600 in the same period of 2022.  The increase in managed cases is primarily related to the acquisition of Sentry Neuromonitoring, LLC (“Sentry”) that was completed during the second quarter of 2021, and the Company’s expansion into remote neurology.  These gains were partially counteracted by Assure’s decision to exit certain markets. The Company utilized market intelligence and data warehousing analytics it did not previously possess to inform our decision to exit certain lower performing markets that were dragging down the Company’s average revenue per case. Assure’s go-forward strategy is anchored on achieving the benefit of scale in geographies underpinned by above average reimbursement.

Gross Revenue. Gross revenue for the year ended December 31, 2022 was negatively impacted by implicit price concessions related to aged claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months. As such, the Company estimated the portion of the Company’s accounts receivable that may become uncollectible due to age, or the implicit price concessions, is $17.9 million for December 31, 2022. In the fourth quarter of 2021, Assure made additional refinements to the reserve process based on multi-year life-to-date collections information which is now possible due to stabilized actual and collection rates over the most recent two years. This process provides a clearer picture of the Company’s estimated collectible accounts receivable. The new process led to a higher than anticipated reserve in 2022. The Company reserves accounts receivable beginning in the fifth quarter after date of service and continuing to increase the reserve percentage until the receivable is aged to 24 months and a day at which point it is fully reserved. The benefit of refining the process in this manner: (1) Assure’s anticipated go-forward exposure in 2023 is substantially reduced and (2) Increased precision and increased visibility in our estimation process.  Going forward, as the Company continues to accelerate its cash receipts there will be less accounts receivable at risk. Management has designated a tactical team to specifically pursue these reserved claims.

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

Cost of Revenues

Cost of revenues for the years ended December 31, 2022 were $15.2 million compared to $14.3 million for the same period in 2021. During the year ended December 31, 2022, the number of neuromonitoring cases increased 24% compared to the year ended December 31, 2021, which drove the costs of revenues increase, partially offset by cost cutting measures. Cost of revenues consist primarily of the cost of our internal billing and collection department, internal and external collection costs, technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The cost of our internal billing and collection department increased as we have increased headcount to align with expected growth in volume and the number of cases to invoice has increased. A primary focus for Assure during 2023 will be on reducing the Company’s average cost of the delivery in providing our services, both on the technologist and the remote neurology parts of the business.

General and administrative

General and administrative expenses were $15.1 million and $14.8 million for the years ended December 31, 2022 and 2021, respectively. The increase period-to-period was primarily related to higher employee costs due to severance payments, increased professional fees, such as legal expenses, and higher insurance premiums, partially offset by a decrease in stock-based compensation and other cost cutting measures.

Depreciation and amortization

Depreciation and amortization was $4.1 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.   The increase period-to-period was primarily related to the additional amortization due to the change in the estimated life of intangible assets for doctor agreements.  During December 2022, the Company evaluated the useful life of doctor agreements which resulted in a decrease in the useful life from 10 years to one year.  See Note 3 to the consolidated financial statements for a completed discussion of this change in estimate.

Impairment charges

Impairment charges were $3.5 million for the year ended December 21, 2022. The impairment charge of $3.4 million related to the qualitative evaluation of the Company’s goodwill balance in comparison to the Company’s market cap and net equity position.  Additionally, the Company wrote off its tradename intangible balance of $117 thousand since the tradename is no longer in use.  There were no similar transactions during the year ended December 31, 2021.

Gain on Paycheck Protection Program loan forgiveness

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.7 million. During January 2022, the Company was granted forgiveness of the PPP Loan. As of June 30, 2022, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million. There were no similar transactions during the year ended December 31, 2021.

Other expense, net

Other expense, net was $1.4 million for the years ended December 31, 2022 was primarily related to the settlement of amounts due from MSAs and PEs due to the termination of the related MSA and/or PE agreement.

Accretion expense

The Company recorded non-cash accretion expense of $681 thousand and $556 thousand for the years ended December 31, 2022 and 2021, respectively.  The Company accretes the difference between the fair value of the convertible notes and the face value of the convertible debt over the term of the convertible note.

Interest expense, net

Interest expense, net was $1.7 million for the year ended December 31, 2022 compared to $1.1 million for the year ended December 31, 2021 The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $221 thousand and $304 thousand for the years ended December 31, 2022 and 2021, respectively, related to the convertible debt, and $1.2 million and $456 thousand for the years ended December 31, 2022 and 2021, respectively, for the Centurion debenture.

Income tax benefit

For the year ended December 31, 2022, income tax benefit was $202 thousand compared to $829 thousand for the year ended December 31, 2021. The Company had an effective tax rate of (0.7)% and 23.1% for the years ended December 31, 2022 and 2021, respectively. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Financial Position, Liquidity and Capital Resources

Funding Requirements

Our cash position as of December 31, 2022 was $905 thousand compared to the December 31, 2021 cash balance of $4.0 million. Working capital was $16.4 million as of December 31, 2022 compared to $34.3 million at December 31, 2021. Our working capital balance and our estimated cash flows from operations during 2022 will not support our operating activities and our obligations for the next 12 months. We intend to seek equity or debt financing and have implemented significant cost cutting measures to mitigate our going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing. We plan to apply for a $3.2 million refund under the CARES Act Employee Retention Credit program, however there is no guarantee when, or if, these funds will be received during 2023. Furthermore, our independent registered public accountants have expressed that substantial doubt exists as to the Company’s ability to continue as a going concern.   See Item 8. Report of Independent Registered Public Accountant for further discussion.

On October 11, 2022, we received a notification letter from The Nasdaq Stock Market stating that we are not in compliance with the Minimum Bid Price Requirement, which requires our listed securities to maintain a minimum bid price of $1.00 per share. During March 2023, the Company effectuated a twenty-for-one reverse split in order to comply with the Minimum Bid Price Requirement. However, there is no guarantee our common stock will not fall below the minimum bid price of $1.00 per share in the future.  A delisting from The Nasdaq Stock Market would negatively impact our ability to raise additional capital through equity financings on acceptable terms in order to meet our plan of continued growth.

We are also dependent on Centurion Financial Trust granting us certain add-backs and other one-time adjustments in the calculation of our financial covenants related to EBITDA and if we are not granted such allowances we may not meet our financial covenants which could result in a default on our obligations and the lender could foreclose on our assets if we cannot otherwise payoff the debt.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations.

Cash flows from operating activities

For the year ended December 31, 2022, we collected approximately $21.8 million of cash from operations compared to collecting approximately $14.3 million in the same prior year period. As of December 31, 2022, accounts receivable, which are recorded net of implicit price concessions, was $13.9 million compared to $27.8 million at December 31, 2021. The decrease in our accounts receivable balance during 2022 is primarily related to the increased velocity of cash receipts and implicit price concession charges.

Cash used in operating activities for the year ended December 31, 2022, was $8.0 million compared to $13.4 million for the same period in the preceding year. Cash was used to fund operations and to fund our growth strategy.

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

Cash flows from investing activities

Cash used in investing activities of $280 thousand for the year ended December 31, 2022, was related the PE distributions of $80 thousand, offset by payments related to acquisition liabilities of $280 thousand and fixed asset purchases of $80 thousand. Cash provided by investing activities of $1 thousand for the year ended December 31, 2021, was related the PE distributions of $308, offset by payments related to the Sentry acquisition of $307.

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

Cash flows from financing activities

Cash provided by financing activities of $5.2 million for the year ended December 31, 2022, was due to equity financing. Cash provided by financing activities of $13.0 million for the year ended December 31, 2021, was due to $10.4 million of net proceeds from the debenture, $1.7 million of proceeds from the Payroll Protection Program loan, and $5.1 million in proceeds from common stock issuances, offset by $4.1 million payments of bank debt.

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

The Company performs a collection analysis for out-of-network billings to private insurance companies and adjusts its estimated transaction price if the collection rate is different from the amount recorded in previous periods. Historically, this analysis is performed monthly.

The cash collection cycles of the Company may be protracted due to the majority of its revenue being billed to third-party commercial insurance payors on an out-of-network basis. The collection cycle for IONM to out-of-network payors may require an extended period to maximize reimbursement on claims, which results in accounts receivable growth tied to the Company’s overall growth in technical and professional service revenues. The collection cycle may consist of multiple payments from out-of-network private insurance payors, as the collection process entails multiple rounds of denials, underpayments, appeals and negotiations as part of the process to maximize the reimbursement yield on claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months; as such, included in the Company’s allowance for implicit price concessions is an estimate of the likelihood that a portion of the Company’s accounts receivable may become uncollectible due to age. The Company continues collection efforts on claims aged over 24 months. Collections on claims are recorded as revenue in the period received as such collections represent a subsequent change to the initial estimation of the transaction price.

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

New Accounting Pronouncements

For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2022 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures, see the “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted” sections of Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in this Annual Report.

Subsequent Events

Reverse stock split

On March 3, 2023, the Company announced that it effected a reverse stock split (the “Reverse Stock Split”) of its shares of common stock, $0.001 par value, at a ratio of 20 (old) for 1 (new) which became effective on March 4, 2023.

The Reverse Stock Split is primarily intended to bring the Company into compliance with the minimum bid price requirement for maintaining the listing of its common stock on the NASDAQ Capital Market and to make the bid price more attractive to investors.

As a result of the 20:1 Reverse Stock Split, the total number of shares of common stock authorized by the Company under its Articles of Incorporation will be reduced from 180,000,000 shares of common stock, par value $0.001, to 9,000,000 shares of common stock, par value $0.001. The number of shares of common stock held by each stockholder of the Company will consolidate automatically on a twenty (old) shares for one (new) share basis.  No fractional shares will be issued in connection with the Reverse Stock Split. All fractional shares will be rounded up to the nearest whole share, pursuant to NRS 78.205(2)(b).

The Reverse Stock Split affects all issued and outstanding shares of common stock. All outstanding options, restricted stock awards, warrants, preferred stock and convertible notes and other securities entitling their holders to purchase or otherwise receive shares of common stock will be adjusted as a result of the Reverse Stock Split by decreasing the number of shares acquirable pursuant to the ratio of 20:1 and increasing the exercise or conversion price, as applicable, by the same ratio, as required by the terms of each such security. The number of shares of common stock available to be awarded under the Company’s equity incentive plans will also be proportionately adjusted.

As of March 3, 2022, the Company had 22,021,952 shares of common stock issued and outstanding, and after the Reverse Stock Split, the Company will have approximately 1,101,098 shares of common stock issued and outstanding.

Private placement

On March 3, 2023, the Company completed a private placement for $300 thousand by issuing 50,000 common shares at a price of $6.00 per common share.

Nasdaq listing

As discussed in Note 10 to the consolidated financial statements, the Company received a letter from Nasdaq stating the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share.  The Company completed a reverse split, discussed above, in order to comply with the minimum bid price requirements.  As of March 20, 2023, the Nasdaq has confirmed Assure is compliant with the min minimum bid price requirements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Assure Holdings Corp.

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assure Holdings Corp. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As noted in Note 2 to the financial statements, the Company has suffered recurring losses from operation and negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also included in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California

March 31, 2023

ASSURE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$905	$4,020
Accounts receivable, net	15,143	27,810
Income tax receivable	140	136
Other current assets	200	151
Due from MSAs	5,006	5,886
Total current assets	21,394	38,003
Equity method investments	310	525
Fixed assets	76	85
Operating lease right of use asset, net	672	956
Finance lease right of use asset, net	382	743
Intangibles, net	390	3,649
Goodwill	1,025	4,448
Total assets	$24,249	$48,409
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,919	$2,194
Current portion of debt	965	515
Current portion of lease liability	550	702
Current portion of acquisition liability	306	306
Other current liabilities	231	—
Total current liabilities	4,971	3,717
Lease liability, net of current portion	964	1,482
Debt, net of current portion	11,874	13,169
Acquisition liability	179	459
Fair value of stock option liability	—	25
Deferred tax liability, net	796	601
Total liabilities	18,784	19,453
Commitments and contingencies (Note 16)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 9,000,000 shares authorized; 1,051,098 and 645,943 shares issued and outstanding, as of December 31, 2022 and 2021, respectively	21	13
Additional paid-in capital	50,000	43,387
Accumulated deficit	(44,556)	(14,444)
Total shareholders’ equity	5,465	28,956
Total liabilities and shareholders’ equity	$24,249	$48,409

See accompanying notes to consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue
Technical services	$825	$13,527
Professional services	7,498	12,330
Other	2,653	3,335
Total revenue	10,976	29,192
Cost of revenues, excluding depreciation and amortization	15,190	14,318
Gross (loss) margin	(4,214)	14,874
Operating expenses
General and administrative	15,065	14,805
Sales and marketing	945	1,082
Depreciation and amortization	4,060	1,114
Impairment charge	3,540	—
Total operating expenses	23,610	17,001
Loss from operations	(27,824)	(2,127)
Other income (expenses)
Income from equity method investments	39	225
Gain on Paycheck Protection Program loan forgiveness	1,665	—
Other expense, net	(1,370)	(46)
Accretion expense	(681)	(556)
Interest expense, net	(1,739)	(1,081)
Total other expense	(2,086)	(1,458)
Loss before income taxes	(29,910)	(3,585)
Income tax benefit (expense)	(202)	829
Net loss	$(30,112)	$(2,756)
Loss per share
Basic	$(40.06)	$(4.70)
Diluted	$(40.06)	$(4.70)
Weighted average number of shares used in per share calculation – basic	751,659	586,271
Weighted average number of shares used in per share calculation – diluted	751,659	586,271

See accompanying notes to consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(30,112)	$(2,756)
Adjustments to reconcile net loss to net cash used in operating activities
Income from equity method investments	(39)	(225)
Stock-based compensation	1,029	1,913
Depreciation and amortization	4,060	1,114
Amortization of debt issuance costs	161	93
Provision for stock option fair value	(25)	9
Impairment charge	3,540	—
Gain on Paycheck Protection Program loan	(1,665)	—
Accretion expense	681	556
Tax impact of equity transactions	2	—
Change in operating assets and liabilities
Accounts receivable, net	12,667	(10,845)
Prepaid expenses	(49)	133
Right of use assets	280	48
Accounts payable and accrued liabilities	724	(920)
Due from MSAs	1,054	(1,071)
Lease liability	(750)	(500)
Income taxes	191	(846)
Other assets and liabilities	217	(76)
Net cash used in operating activities	(8,034)	(13,373)
Cash flows from investing activities
Purchase of fixed assets	(80)	—
Net cash paid for acquisitions	(280)	(307)
Distributions received from equity method investments	80	308
Net cash (used in) provided by investing activities	(280)	1
Cash flows from financing activities
Proceeds from exercise of stock options	4	19
Proceeds from share issuance, net	5,195	5,062
Proceeds from Paycheck Protection Program loan	—	1,665
Proceeds from debenture	—	10,360
Repayment of short-term debt	—	(4,100)
Net cash provided by financing activities	5,199	13,006
Decrease in cash	(3,115)	(366)
Cash at beginning of period	4,020	4,386
Cash at end of period	$905	$4,020
Supplemental cash flow information
Interest paid	$1,451	$850
Income taxes paid	$—	$16
Supplemental non-cash flow information
Purchase of equipment with finance leases	$79	$431
Settlement of performance share issuance liability	$—	$2,668
Settlement of acquisition share issuance liability	$—	$540
Convertible debt exercised for common shares	$—	$60
Intangible assets acquired in exchange for common shares issued	$390	$—

See accompanying notes to the consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity
Balances, December 31, 2020	563,789	$11	$30,886	$(11,688)	$19,209
Exercise of stock options	150	—	19	—	19
Share issuance, net	57,530	1	5,061	—	5,062
Share issuance, acquisition related	21,606	1	2,814	—	2,815
Stock-based compensation	—	—	1,913	—	1,913
Convertible debt converted into common shares	669	—	60	—	60
Equity component of debenture issuance	—	—	1,203	—	1,203
Tax impact of equity transactions	—	—	(862)	—	(862)
Settlement of performance share liability	2,198	—	2,293	—	2,293
Other	1	—	—	—	—
Net loss	—	—	—	(2,756)	(2,756)
Balances, December 31, 2021	645,943	13	43,387	(14,444)	28,956
Exercise of stock options	40	—	4	—	4
Share issuance, net	278,804	6	5,189	—	5,195
Stock-based compensation	126,311	2	1,418	—	1,420
Tax impact of equity transactions	—	—	2	—	2
Net loss	—	—	—	(30,112)	(30,112)
Balances, December 31, 2022	1,051,098	$21	$50,000	$(44,556)	$5,465

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Assure Holdings Corp. (“Assure” or the “Company”), through its two indirect wholly-owned subsidiaries, Assure Neuromonitoring, LLC (“Neuromonitoring”) and Assure Networks, LLC (“Networks”), provides technical and professional intraoperative neuromonitoring (“IONM”) surgical support services for neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat, and other surgical procedures that place the nervous system at risk. These services have been recognized as the standard of care by hospitals and surgeons for risk mitigation. Assure Holdings, Inc., a wholly owned subsidiary, employs most of the corporate employees and performs various corporate services on behalf of the consolidated Company. Assure Neuromonitoring employs interoperative neurophysiologists (“INP”) who utilize technical equipment and their technical training to monitor evoked potentials (”EPS”), electroencephalographic (“EEG”) and electromyography (“EMG”) signals during surgical procedures and to pre-emptively notify the underlying surgeon of any nervous related issues that are identified. The INPs perform their services in the operating room during the surgeries. The INPs are certified by a third-party accreditation agency.

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

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and majority-owned entities. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s current cash balance and estimated cash from operations for the next 12 months is not sufficient to meet the Company’s working capital needs for the next 12 months. The Company intends to seek equity or debt financing and have implemented significant cost cutting measures to mitigate our going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing. The Company plans to file for a refund from the IRS under the CARES Act Employee Retention Credit program, however, there is no guarantee when, or if, these funds will be received during 2023. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Reverse Split

During March 2023, the Company effectuated a twenty-for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect the stock split. See Note 11 for additional discussion.

Reclassifications

Certain amounts for the year ended December 31, 2021 have been reclassified to conform to the 2022 presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of patient service fees, net, hospital, management and other revenue, the collectability of accounts receivable, the fair value measurements of goodwill and intangible assets, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, the valuation and recognition of stock-based compensation expense, among others. Actual results experienced by the Company may differ from management’s estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. The Company did not have any cash equivalents as of December 31, 2022 or 2021.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they are due and arises from the Company’s management of working capital. The Company ensures that there is sufficient liquidity to meet its short-term business requirements, considering its anticipated cash flows from operations and its holdings of cash. A significant portion of the trade and other payables balance is related to amounts owed to third-parties for professional fees and the accrual of billing and collection fees to be paid to the Company’s third party billing and collection vendors. The billing and collection fees are accrued in the same period as services are rendered and revenue is recognized by the Company. The accrued billing and collection fees are calculated based on a percentage of the estimated net realized value of the of the revenue recognized. The accrued fees to be paid to the third party billing and collection vendors are contingent on cash collections and are typically paid the following month after collections are achieved. Additional billing and collection fees are accrued when the cash collected exceeds the revenue recognized by the Company at the time of services rendered.

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

Goodwill and Identified Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is unnecessary.

If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using a Level 1 input which estimates the fair value of the Company’s equity by utilizing the Company’s trading price as of the end of the reporting period. The Company then compares the derived fair value of a reporting unit with the carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. During the fourth quarter 2022, the Company determined there to be an indicator of goodwill impairment based upon the Company’s market capitalization exceeding book capital.  The Company

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its analysis and recorded an impairment charge $3.4 million for the year ended December 31, 2022.  There was no impairment charge for the year ended December 31, 2021.

Identified intangible assets

Identified finite-lived intangible assets consist of trade names and other agreements. The tradename has an indefinite life and is not being amortized, while the agreements are being amortized on a straight-line bases over their estimated useful lives:

Doctor agreements	1	year
Noncompete agreements	2	years

The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. During the year ended December 31, 2022, the Company’s estimated useful life for doctor agreements decreased to one year from 10 years since the Company believes this useful life better reflects the assessment surgeons make when evaluating service providers.  As a result, the Company recorded additional amortization of $3.1 million related to this change in estimate.  Additionally, the Company recorded impairment charges related to trade names that are no longer in use during the years ended December 31, 2022 and 2021 of $117 thousand and nil, respectively.

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

Debt Issuance Costs

Debt issuance costs are presented in the consolidated balance sheets as a deduction from the carrying amount of the long-term debt and are amortized over the term of the associated debt to interest expense using the effective interest method. In addition, the Company elects to continue to defer the unamortized debt issuance costs when it pays down a portion of the debt as the prepayment is factored into the terms agreed to on the debt.

Share Issuance Costs

Costs attributable to the raising of capital are applied against the related share capital. Costs related to shares not yet issued are recorded as deferred share issuance costs. These costs are deferred until the issuance of shares to which the costs relate.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and noncurrent lease liabilities in the Company’s consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components from lease components and instead to account for each separate lease component and its associated non-lease components as a single lease component.

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

The Company performs a collection analysis for out-of-network billings to private insurance companies and adjusts its estimated transaction price if the collection rate is different from the amount recorded in previous periods. Historically, this analysis is performed monthly.

The cash collection cycles of the Company may be protracted due to the majority of its revenue being billed to third-party commercial insurance payors on an out-of-network basis. The collection cycle for IONM to out-of-network payors may require an extended period to maximize reimbursement on claims, which results in accounts receivable growth tied to the Company’s overall growth in technical and professional service revenues. The collection cycle may consist of multiple payments from out-of-network private insurance payors, as the collection process entails multiple rounds of denials, underpayments, appeals and negotiations as part of the process to maximize the reimbursement yield on claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months; as such, included in the Company’s allowance for implicit price concessions is an estimate of the likelihood that a portion of the Company’s accounts receivable may become uncollectible due to age. The Company continues collection efforts on claims aged over 24 months. Collections on claims are recorded as revenue in the period received as such collections represent a subsequent change to the initial estimation of the transaction price.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other income (expense), net

The Company records transactions to other income (expense), net that are not related to the normal course of business.   During the year ended December 31, 2022, the Company recorded other expense of $1.3 million primarily related to the settlement of amounts due from MSAs and PEs due to the termination of those agreements.  The Company expects to

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incur similar settlement charges during the first half of 2023 related to the termination of MSA and/or PE agreements during 2023.

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

Recent Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update No, 2016-13, Measurement of Credit Losses on Financial Instruments, and its related amendments using the prospective method.    The new standard requires the use of a current expected credit loss impairment model to develop and recognize credit losses for financial instruments at amortized cost when the asset is first originated or acquired, and each subsequent reporting period. The adoption of this standard will not have a material impact to the Company’s 2023 financial statements.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenue disaggregated by payor is as follows (stated in thousands):

	Year Ended December 31,
	2022	2021

Commercial insurance	$3,597	$21,978
Facility billing	4,726	3,879
Managed service agreements and other	2,653	3,335
Total	$10,976	$29,192

Accounts Receivable

A summary of the accounts receivable by revenue stream is as follows (stated in thousands):

	December 31,	December 31,
	2022	2021

Technical service	$3,072	$18,904
Professional service	11,829	8,209
Other	242	697
Total accounts receivable, net	$15,143	$27,810

The concentration of accounts receivable by payor as a percentage of total accounts receivable is as follows:

	As of December 31,	As of December 31,
	2022	2021

Commercial insurance	84%	91%
Facility billing	9%	2%
Other	7%	7%
Total	100%	100%

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following (stated in thousands):

	December 31,
	2022	2021
Medical equipment	$401	$347
Computer equipment	43	43
Furniture and fixtures	84	69
Gross property, plant and equipment	528	459
Less: Accumulated depreciation and amortization	(452)	(374)
Property, plant and equipment, net	$76	$85

Depreciation expense related to equipment and furniture and fixtures was $78 thousand and $102 thousand for the years ended December 31, 2022 and 2021, respectively.

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

Finance leases

The Company leases medical equipment under financing leases with stated interest rates ranging from 5.2% — 13.4% per annum which expire at various dates through 2026.

The consolidated balance sheets include the following amounts for ROU assets as of December 31, 2022 and 2021 (stated in thousands):

	December 31,	December 31,
	2022	2021
Operating	$672	$956
Finance	382	743
Total	$1,054	$1,699

Finance lease assets are reported net of accumulated amortization of $2.4 million and $2.0 million as of December 31, 2022 and 2021, respectively.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the components of lease cost for operating and finance leases (stated in thousands):

	Year Ended December 31,
	2022	2021
Lease cost:
Operating leases:
Amortization of ROU assets	$309	$124
Interest on lease liabilities	89	—
Total operating lease cost	398	124
Finance leases:
Amortization of ROU assets	449	381
Interest on lease liabilities	81	67
Total finance lease cost	530	448
Total lease cost	$928	$572

The Company incurred rent expense of $210 thousand from July through December 2021 related to the month-to-month office lease agreement prior to entering into the lease agreement discussed above.

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years):
Operating leases	1.0	3.8
Finance leases	1.4	2.9
Weighted average discount rate (%):
Operating leases	10.0	10.0
Finance leases	7.6	8.0

The Company obtained ROU assets in exchange for lease liabilities of $79 thousand and $1.4 million upon commencement of finance leases during the year ended December 31, 2022 and 2021, respectively.

Future minimum lease payments and related lease liabilities as of December 31, 2022 were as follows (stated in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
2023	$303	$360	$663
2024	328	268	596
2025	279	153	432
2026	—	23	23
Total lease payments	910	804	1,714
Less: imputed interest	(123)	(77)	(200)
Present value of lease liabilities	787	727	1,514
Less: current portion of lease liabilities	234	316	550
Noncurrent lease liabilities	$553	$411	$964

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

Stock Payment

The Company issued 11,861 shares of common stock issued to the Seller or the Principals, as elected by Seller, with a value of $1,625,000, determined on the Closing Date, as quoted on the TSX Venture Exchange, on or about the Closing Date and 4,745 shares of common stock were placed in escrow with a value of $650,000 and are being held by the Escrow Agent pursuant to terms set forth in an escrow agreement to be mutually agreed to by Purchaser and Seller.  The common stock is subject to regulatory restrictions and requirements and a 12 month lock up from the date of delivery, in addition to any additional lock up period imposed on the common stock under applicable law and/or regulation,

Reimbursements

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Founders’ Bonus

The Company agreed to pay a $50 thousand bonus (“Founders’ Bonus”) payment to certain owners in installments: (i) $25 thousand at Closing and (ii) $25 thousand within twelve (12) months of Closing. The Founders’ Bonus is additional consideration, which is independent, separate and apart from other consideration to be paid by Purchaser.

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

8. INTANGIBLES AND GOODWILL

Goodwill

As of December 31, 2022 and 2021, the Company had goodwill of $1.0 million and $4.4 million, respectively. As of December 31, 2022, the Company utilized the market capitalization, a level one input, to estimate the Company’s single reporting unit.   Based on the analysis the estimated fair value of the reporting unit was $5.5 million, compared to the carrying value of $8.9 million.  As such, the fair value of the Company’s single reporting unit was deemed to be below its

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value as of December 31, 2022, resulting in a goodwill impairment charge of $3.4 million, which is reflected in the consolidated statement of operations for the year ended December 31, 2022.

Intangibles

Nerve Pro

On December 31, 2022, the Company completed the acquisition of substantially all of the assets of Neuroprotect Neuromonitoring, LLC, and certain of its affiliated entities (collectively, “NervePro”), a Colorado-based IONM service provider. Assure determined that the transaction should be accounted for as an asset purchase.  As consideration, Assure issued to NervePro 75,000 shares of common stock of the Company at a deemed price of $5.20 per share based on closing price on December 30, 2022.  The Company recorded an intangible asset of $390 thousand related to this agreement which will be amortized over one year.

Identified intangible assets consisted of the following (stated in thousands):

	December 31,
	2022	2021
Finite-lived intangible assets
Doctor agreements	$390	$4,509
Non-compete agreements	—	36
Total finite-lived intangible assets	390	4,545
Less accumulated amortization	—	(1,013)
Finite-lived intangible assets, net	390	3,532
Indefinite-lived intangible assets
Tradenames	—	117
Total intangible assets	$390	$3,649

Amortization expense was $3.5 million and $466 thousand for the years ended December 31, 2022 and 2021, respectively. The increase in amortization for the year ended December 31, 2022 compared to the year ended December 31, 2021 was a result of the change in estimated useful life of Doctor agreements (see Note 3 for the change in estimate). Additionally, during the year ended December 31, 2022, the Company recorded an impairment charge of $117 million as the intangible did not have a future economic benefit.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (stated in thousands):

	December 31,
	2022	2021
Accounts payable	$2,296	$1,236
Payroll liabilities	86	552
Other accrued liabilities	537	406
Accounts payable and accrued liabilities	$2,919	$2,194

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEBT

As of December 31, 2022 and 2021, the Company’s debt obligations are summarized as follows (stated in thousands):

	December 31,	December 31,
	2022	2021
Paycheck Protection Program loan	$—	$1,687
Total	—	1,687

Face value of convertible debenture	3,450	3,450
Less: principal converted to common shares	(60)	(60)
Less: deemed fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	1,086	705
Total convertible debt	2,953	2,572

Face value of Centurion debenture	11,000	11,000
Less: deemed fair value ascribed to warrants	(1,204)	(1,204)
Plus: accretion of implied interest	476	176
Less: net debt issuance costs	(386)	(547)
Total Centurion debt	9,886	9,425
Total debt	12,839	13,684
Less: current portion of debt	(965)	(515)
Long-term debt	$11,874	$13,169

As of December 31, 2022, future minimum principal payments are summarized as follows (stated in thousands):

	Convertible
	Debt	Debenture
2023	$965	$—
2024	2,425	—
2025	—	11,000
Total	3,390	11,000
Less: fair value ascribed to conversion feature and warrants	(1,523)	(1,204)
Plus: accretion and implied interest	1,086	476
Less: net debt issuance costs	—	(386)
	$2,953	$9,886

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table depicts accretion expense, debt issuance cost amortization and interest expense related to the Company’s debt obligations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Accretion expense
Convertible debenture	$381	$381
Centurion debenture	300	175
	$681	$556

Debt issuance cost amortization
Centurion debenture	$161	$93

Interest paid
Convertible debenture	$221	$304
Centurion debenture	1,230	456
	$1,451	$760

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, which was to mature on February 25, 2026. The PPP Loan carried an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure is remitted by the Small Business Administration to the Bank of Oklahoma; or (ii) 10 months after the end of the 24-week period following the grant of the Loan. All or a portion of the Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the 24-week period following the loan origination date and the proceeds of the Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020. The Company submitted its application for forgiveness of the PPP promissory note during the fourth quarter of 2021. During January 2022, the Company received forgiveness of the $1.7 million PPP promissory note.

Convertible Debt

On November 22, 2019, the Company launched a non-brokered private placement of convertible debenture units (“CD Unit”) for gross proceeds of up to $4 million, with an option to increase the offering by an additional $2 million (the “Offering”). On December 13, 2019, the Company closed on Tranche 1 of the Offering for gross proceeds of $965 thousand and the issuance of 3,445 warrants. These proceeds will be used for working capital and growth capital purposes. Each CD Unit was offered at a price of $1. Each CD Unit included, among other things, 3 common share purchase warrants that allow the holder to purchase shares of the Company’s common stock at a price of $190.00 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock at a conversion price of $140.00 per share for a period of four years. The CD Units carry a 9% coupon rate.

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

From January 2020 to April 2020, the Company closed on three separate tranches of the Offering for total proceeds of $1.7 million. The net proceeds from these tranches of the Offering are being utilized for working capital purposes.  Each CD Unit was offered at a price of $1.  Each CD Unit includes, among other things, 72 common share purchase warrants that allow the holder to purchase shares of the Company’s common stock at a price of $190.00 per share for a period of

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

three years and the right to convert the CD Unit into shares of the Company’s common stock as a conversion price of $140.00 per share for a period of four years. The CD Units carry a 9% coupon rate.  In conjunction with these Offerings, finders’ received $79 thousand and 563 warrants to purchase shares of the Company’s common stock at a price of $190.00 per share for three years.

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

At the end of April 2020, the Company launched a separate non-brokered private placement of convertible debenture units (“April CD Unit”) for gross proceeds of up to $500 thousand, with an option to increase the offering by an additional $500 thousand (the “April Offering”). The $830 thousand proceeds from the April Offering were used for working capital and to retire part of the $800 thousand obligation due on May 15, 2020 to the Sellers of Neuro-Pro Monitoring. Each April CD Unit was offered at a price of $1.  Each April CD Unit included, among other things, 100 common share purchase warrants that allow the holder to purchase shares of the Company’s common stock at a price of $100.00 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock as a conversion price of $3.35 for a period of four years. The CD Units carry a 9% coupon rate.  On May 21, 2020, the Company closed the April Offering. In conjunction with the April Offering, finders’ received $23 thousand and 345 warrants to purchase shares of the Company’s common stock at a price of $67.00 per share for four years. The fair value of the April Offering of debt was determined to be $364 thousand, the conversion feature $279 thousand and the warrants $187 thousand. The difference between the fair value of the debt of $364 thousand and the face value of debt of $830 thousand will be accreted as interest expense over the four-year life of the CD Units. The value of the conversion feature and the warrants is recorded to additional paid-in capital as the equity component of convertible debt issuance.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A portion of the proceeds from the Debenture were utilized to repay other debt which was outstanding at that time.

Warrant Fee

In addition, Assure issued Centurion an aggregate of 13,750 non-transferrable common stock purchase warrants.  Each warrant entitles Centurion to acquire one share in the capital of Assure, at an exercise price equal to $151.00 (representing the closing price of Assure’s shares of common stock as of the close of business on June 9, 2021 and multiplied by the Bank of Canada’s daily exchange rate on June 9, 2021) for a term of 48 months. The warrants and underlying shares of common stock are subject to applicable hold periods under U.S. securities laws.

11. SHAREHOLDERS’ EQUITY

Common Shares

The Company has 9,000,000 common shares authorized at $0.001 par value. As of December 31, 2022 and 2021, there were 1,051,098 and 645,943, respectively, common shares issued and outstanding (“Common Shares”).

Nasdaq Notice

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

The Notice had no immediate effect on the continued listing status of the Company's Common Stock on The Nasdaq Capital Market, and, therefore, the Company's listing remains fully effective.

The Company was provided a compliance period of 180 calendar days from the date of the Notice, or until April 10, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before April 10, 2023, the closing bid price of the Company’s Common Stock closes at or above $1.00 per share for

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G) to 20 consecutive business days, Nasdaq would provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending April 10, 2023, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for Nasdaq, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency.

During March 2023, the Company completed a reserve split, discussed below, in order to meet the minimum bid price requirement.

Reverse Share Split

During March 2023, the total number of shares of common stock authorized by the Company was reduced from 180,000,000 shares of common stock, par $0.001, to 9,000,000 shares of common stock, par $0.001, and the number of shares of common stock held by each stockholder of the Company were consolidated automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse split divided by twenty (20): effecting a twenty (20) old for one (1) new reverse stock split.

No fractional shares were issued in connection with the reverse split and all fractional shares were rounded up to the next whole share.

Additionally, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse split were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by twenty (20) and multiplying the exercise or conversion price thereof by twenty (20), all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.

All shares of common stock, options, warrants and other convertible securities and the corresponding price per share amounts have been presented to reflect the reverse split in all periods presented within these consolidated financial statements.

Acquisition shares

In connection with the acquisition of Nerve Pro, the Company issued 75,000 shares of common stock with a value of $390 thousand.

In connection with the acquisition of the Sentry Neuromonitoring, LLC (the “Seller”) assets, we issued to Seller or the Principals, as elected by Seller, shares of common stock of the Company with a value of $1,625,000, determined on the effective date, as quoted on the TSX Venture Exchange (11,861 shares of common stock).  In addition, the Company placed into escrow 4,745 shares of the Company’s common stock with a value of $650,000.  The common stock is subject to a 12-month lock up beginning on the date of delivery. See Note 7 for additional discussion.

Share issuances

In June 2021, in connection with common stock purchase agreements, the Company issued 7,802 shares of common stock at a deemed value of $80.00 per share to certain employees, directors and third parties.

On November 15, 2021, the Company announced that it closed a brokered private placement of 909,262 shares of the Company at an issue price of $105.00 per share, for gross proceeds of $4.75 million (the “Offering”). The proceeds of the Offering are expected to be used for expanding the Company’s remote neurology services offering for intraoperative neuromonitoring (“IONM”), extending the Company’s operational footprint into new states, supporting expected growth

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generated by the agreement with Premier, Inc. and general working capital purposes. Kestrel Merchant Partners LLC (the “Sponsor”) acted as the exclusive sponsor and The Benchmark Company, LLC (the “Agent”) acted as sole placement agent in connection with the Offering. Additionally, certain directors, officers and employees participated in a subsequent offering to settle approximately $435 thousand of compensation at a market price of $123.80 per share.

In August 2022, the Company completed an underwritten public offering with gross proceeds to the Company of approximately $6.2 million, before deducting underwriting discounts and other estimated expenses payable by the Company. Under the offering 278,804 common shares were issued at a price to the public of $22.40 per share. The Company is utilizing the net proceeds from this offering for general corporate purposes, including, but not limited to, repayment of indebtedness and increasing working capital expenditures. In addition, the Company granted the underwriter a 45-day option to purchase additional shares of common stock, representing up to 15% of the number of the shares offered in the base deal, solely to cover over-allotments. The overallotment expired unexercised in October 2022.

Convertible debt

During the year ended December 31, 2021, certain holders of the convertible debenture exercised their right to convert $60,000 of outstanding principal into shares of common stock, resulting in the issuance of 669 common stock.

Stock Option Plan

On December 10, 2020, shareholders approved amendments to the Company’s stock option plan, which amended the plan previously approved on November 20, 2019 (the “Amended Stock Option Plan”).  On December 10, 2020, the Company’s shareholders approved the adoption of a new fixed equity incentive plan (the “Equity Incentive Plan”), which authorizes the Company to grant (a) stock options, (b) restricted awards, (c) performance share units, and other equity-based awards for compensation purposes (collectively, “Awards”).

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

As of December 31, 2022, there was 42,540 stock options outstanding under the Amended Stock Option Plan.  No additional stock options will be issued under the Amended Stock Option Plan.  As of December 31, 2022, there was 6,500 stock options outstanding and an aggregate of 93,500 shares of common stock were available for issuance under the 2021 Stock Option Plan.  As of December 31, 2022, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the Plan are granted from time to time at the discretion of the Board, with vesting periods and other terms as determined by the Board.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2020	37,430	$105.00	4.00
Options granted	27,250	$123.40
Options exercised	(150)	$128.00
Options canceled / expired	(4,318)	$119.80
Balance at December 31, 2021	60,212	$111.20	3.6
Options granted	6,500	$103.20
Options exercised	(40)	$100.80
Options canceled / expired	(17,632)	$50.20
Balance at December 31, 2022	49,040	$129.60	2.8	$—
Vested and exercisable at December 31, 2022	34,163	$135.20	2.4	$—

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at December 31, 2022:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
750	5.0	$180.00	750	$180.00
4,200	0.8	$180.00	4,200	$180.00
7,290	1.0	$156.00	7,290	$156.00
3,695	1.8	$128.00	3,695	$128.00
4,150	2.9	$97.00	3,043	$97.00
12,655	3.1	$106.00	7,520	$106.00
1,500	3.3	$112.00	900	$112.00
8,300	3.8	$153.00	4,598	$153.00
6,500	4.2	$103.20	2,167	$103.20
49,040	2.8	$129.60	34,163	$135.20

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following assumptions were used to value the awards granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Expected life (in years)	5.0	5.0
Risk-free interest rate	1.7%	0.4-0.9%
Dividend yield	—%	—%
Expected volatility	132%	91-137%

Stock-based compensation expense recognized in our consolidated financial statements for the years ended December 31, 2022 and 2021 was $1.0 million and $1.9 million, respectively. As of December 31, 2022, there was approximately $840 thousand of total unrecognized compensation cost related to 14,877 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 3.0 years.

Derivative Liability

Stock options granted to consultants that have an exercise price this is stated in a different currency than the Company’s functional currency are treated as a liability and are revalued at the end of each reporting period for the term of the vesting period. Any change in the fair value of the stock option subsequent to the initial recognition is recorded as a component of other income, net in the consolidated statements of operations. These stock options expired unexercised during October 2022.

Changes in the Company’s stock option liability for the years ended December 31, 2022 and 2021 were as follows (stated in thousands):

Balance at December 31, 2020	$16
Gain on revaluation	(9)
Balance at December 31, 2021	$25
Gain on revaluation	25
Balance at December 31, 2022	$—

The assumptions used for the Black-Scholes Option Pricing Model to revalue the stock options granted to consultants as of December 31, 2021 were as follows:

	As of December 31,
	2021
Risk free rate of return	0.4%
Expected life	0.8	years
Expected volatility	186%
Expected dividend per share	nil

There were no stock options granted to consultants during the years ended December 31, 2022 or 2021 that required recurring fair value adjustments.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table details warrant activity for the years ended December 31, 2022 and 2021:

Number of Warrants outstanding
Balance at December 31, 2020	183,250
Debenture, warrants issued (Note 10)	13,750
Balance at December 31, 2021	197,000
Warrants issued	9,000
Balance at December 31, 2022	206,000

2022 Warrants

During the year ended December 31, 2022, the Company issued 9,000 warrants to Roth Capital as compensation for consulting with management regarding future financing opportunities.

2021 Warrants

As part of the 2021 debenture issuance (Note 10), the Company issued 13,500 warrants to the debenture holder.

The assumptions used for the Black-Scholes Option Pricing model to value the 2022 and 2021 warrants were as follows:

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
Risk free rate of return	0.56%		0.39%
Expected life	4.0	years	5.0	years
Expected volatility	90%		90%
Expected dividend per share	nil		nil
Exercise price	$1.51		$0.78
Stock price	$1.50		$0.96

12. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per common share for the years ended December 31, 2022 and 2021 (stated in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Net loss	$(30,112)	$(2,756)
Basic weighted average common stock outstanding	751,659	586,271
Basic loss per share	$(40.06)	$(4.70)
Net loss	$(30,112)	$(2,756)
Dilutive weighted average common stock outstanding	751,659	586,271
Diluted loss per share	$(40.06)	$(4.70)

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options to purchase 49,040 and 60,212 common shares and warrants to purchase 206,000 and 197,000 common shares were outstanding at December 31, 2022 and 2021, respectively, that were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

13. INCOME TAXES

The following table sets forth income tax expense for the years ended December 31, 2022 and 2021 (stated in thousands):

	Years Ended December 31,
	2022	2021
Income tax expense:
Federal	$—	$—
State	5	30
	5	30
Deferred tax benefit:
Federal	179	(707)
State	18	(152)
	197	(859)
Total income tax benefit	$202	$(829)

The following table sets forth deferred tax assets and liabilities as of December 31, 2022 and 2021 (stated in thousands):

	Years Ended December 31,
	2022	2021
Deferred Tax Assets (Liabilities):
Noncurrent:
Fixed assets	$(101)	$(185)
Stock-based and performance share compensation.	1,920	1,977
Equity method investments	(138)	(149)
Accrual to cash adjustment	(4,053)	(7,549)
Net operating loss and carryforward	7,792	5,762
Intangibles	1,773	(34)
Debt issuance costs	10	20
Accretion expense	(268)	(443)
Total Noncurrent DTL	6,935	(601)
Valuation Allowance	(7,731)	—
Deferred Tax Liabilities, net	$(796)	$(601)

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the effective tax rate reconciliation for the years ended December 31, 2022 and 2021 (stated in thousands):

	Years Ended December 31,
	2022	2021
Reconciliation of effective tax rate:
Federal taxes at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	2.0%	2.8%
Permanent items	—%	(0.8)%
Performance shares	1.1%	—%
Provision to return adjustment and other	(0.4)%	(2.3)%
Change in rate	0.8%	3.8%
Change in valuation allowance	(24.7)%	—%
NOL carryback difference	(0.5)%	(1.4)%
Effective income tax rate	(0.7)%	23.1%

The Company had an effective tax rate of (0.7)% and 23.1% for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, $33.3 million of cumulative net operating loss carryforwards for federal income tax purposes were available to offset future taxable income of which none is subject to expiration. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss carryforwards if there has been a change in ownership as described in Internal Revenue Code Section 382. The Company has not prepared an analysis to determine if a change of control has occurred. Such a change of ownership may limit the Company’s utilization of its net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is probable that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is probable that the Company will realize the benefits of these deductible differences at December 31, 2022.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes.  As of December 31, 2022, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued as at December 31, 2022.

14. EQUITY METHOD INVESTMENT

Assure Networks, LLC holds various interests in PEs that are accounted for under the equity method of accounting. Under the equity method, the investment is initially recorded at cost and the carrying value is adjusted thereafter to include the Company’s pro rata share of earnings or loss of the investee. The amount of the adjustment is included in the determination of the Company’s net income and the investment account is also adjusted for any profit distributions received or receivable from an investee. The table below details the activity from equity method investments for the years ended December 31, 2022 and 2021 (stated in thousands).

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance, December 31, 2020	$608
Share of losses	225
Distributions	(308)
Balance, December 31, 2021	$525
Share of losses	39
Distributions	(254)
Balance, December 31, 2022	$310

15. 401K PLAN

The Company established the Assure Holdings 401(k) Plan (the “401k Plan”) under Section 401(k) of the Internal Revenue Code. Under the 401k Plan, employees, with greater than six months of service, may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 6.0% of the employees’ annual compensation. Investment selections consist of mutual funds and do not include any of the Company’s common stock. The Company’s contributions to the 401k Plan amounted to $667 thousand and $467 thousand for the years ended December 31, 2022 and 2021, respectively.

16. COMMITMENTS AND CONTINGENCIES

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

17. SUBSEQUENT EVENTS

Reverse stock split

On March 3, 2023, the Company announced that it effected a reverse stock split (the “Reverse Stock Split”) of its shares of common stock, $0.001 par value, at a ratio of 20 (old) for 1 (new) which became effective on March 4, 2023.

The Reverse Stock Split was primarily intended to bring the Company into compliance with the minimum bid price requirement for maintaining the listing of its common stock on the NASDAQ Capital Market.

As a result of the 20:1 Reverse Stock Split, the total number of shares of common stock authorized by the Company under its Articles of Incorporation will be reduced from 180,000,000 shares of common stock, par value $0.001, to 9,000,000

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of common stock, par value $0.001. The number of shares of common stock held by each stockholder of the Company will consolidate automatically on a twenty (old) shares for one (new) share basis.  No fractional shares will be issued in connection with the Reverse Stock Split. All fractional shares will be rounded up to the nearest whole share, pursuant to NRS 78.205(2)(b).

The Reverse Stock Split affects all issued and outstanding shares of common stock. All outstanding options, restricted stock awards, warrants, preferred stock and convertible notes and other securities entitling their holders to purchase or otherwise receive shares of common stock will be adjusted as a result of the Reverse Stock Split by decreasing the number of shares acquirable pursuant to the ratio of 20:1 and increasing the exercise or conversion price, as applicable, by the same ratio, as required by the terms of each such security. The number of shares of common stock available to be awarded under the Company’s equity incentive plans will also be proportionately adjusted.

As of March 3, 2022, the Company had 22,021,952 shares of common stock issued and outstanding, and after the Reverse Stock Split, the Company will have approximately 1,101,098 shares of common stock issued and outstanding.

Private placement

On March 3, 2023, the Company completed a private placement for $300 thousand by issuing 50,000 common shares at a price of $6.00 per common share.

Nasdaq listing

As discussed in Note 10, the Company received a letter from Nasdaq stating the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share.  The Company completed a reverse split, discussed above, in order to comply with the minimum bid price requirements.  As of March 20, 2023, the Nasdaq has confirmed Assure is compliant with the min minimum bid price requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2022, our internal controls over financial reporting were effective.

Attestation Report of the Independent Registered Public Accounting Firm

An attestation report on our internal control over financial reporting by our independent registered public accounting firm is not included herein because, as a non-accelerated filer, we are exempt from the requirement to provide such report.

Changes in Internal Control over Financial Reporting

In response to the identified material weakness as of December 31, 2021, during the first quarter of 2022 and continuing through the third quarter of 2022, management began to restructure certain employee functions to allow for proper review of all transactions in order to remediate the segregation of duties control weakness. Management believes the segregation of duties material weakness was remediated during the fourth quarter of 2022. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position	Term
John Farlinger	63	Executive Chairperson and Chief Executive Officer	Since May 24, 2017
John Price	53	Chief Financial Officer	Since March 26, 2021
Martin Burian	59	Lead Director	Since May 24, 2017
John Flood	63	Director	Since April 15, 2021
Christopher Rumana	54	Director	Since December 19, 2018
Steven Summer	73	Director	Since December 19, 2019

The following is a description of the business background of the current directors, director nominees and executive officers of the Company.

Directors

Directors

John Farlinger, Director, Chief Executive Officer and Executive Chairperson: Mr. Farlinger was appointed to Chief Executive Officer and Executive Chairman on August 28, 2019. Prior to his appointment as Chief Executive Officer and Executive Chairman, Mr. Farlinger was appointed as Interim Chief Executive Officer and Executive Chairman on May 15, 2018. Mr. Farlinger held the position of Chairman and CEO of Urban Communications Inc. from July 8, 2014 to June 2018. His past positions also include director and Chair of the Governance and Audit Committee of Freckle Ltd. (TSX-V) from June 2019 to February 2020, Senior Vice-President of Telephone Navigata-Westel from February 2013 to April 2014, and CEO of Titan Communications from 2009 to February 2013. Mr. Farlinger has been a Board member and Audit Committee member for BillDirect.com Technologies Inc. ((TSX-V) from August 2021 to April 2022 and a Board member for Lite Access Technologies, Inc. (TSX-V) from April 2021 until June 2022. He is also an advisor to CareCru Inc., a healthcare start up.

Mr. Farlinger was selected by the Board to serve as the Executive Chairman because he is the Chief Executive Officer of the Company and his prior experience as an Executive Chairman and director of other public companies brings valuable insight to the operation of the Board. Additionally, Mr. Farlinger holds a CPA, CA designation (Canada).

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

Mr. Burian was selected by the Board to serve as director because he holds a CPA designation (Canada) and has extensive experience with audit committees and his extensive experience in investment banking provides the Board with valuable experience and oversight in relation to the Company’s capital raising activities.

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

Legal Proceedings

We know of no material proceedings in which any of our directors, executive officers, affiliates or any stockholder of more than 5% of any class of our voting securities, or any associate thereof, is a party adverse or has a material interest adverse to Assure or its subsidiaries. To the best of our knowledge, except as provided below, none of our directors or executive officers has, during the past ten years:

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
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board.

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

Our Code is available on our website at https://www.assureneuromonitoring.com. A copy of the Code will be provided to any person without charge upon written request to the Company at its administrative office: Assure Holdings Corp., 7887 East Belleview Avenue, Suite 500, Denver, Colorado 80111. We intend to disclose on our website any waiver from a provision of our Code that applies to any of our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions that relates to any element of our Code.

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

Delinquent Section 16(a) Reports

Based solely on our review of copies of such reports, we believe that our directors, executive officers, and holders of more than 10% of our registered securities timely complied with the requirements of Section 16(a) of the Exchange Act during fiscal year ended December 31, 2022, except for the Forms 4 filed on October 27, 2022 by John Farlinger, Christopher Rumana, Steven Summer, and Martin Burian for transactions dated October 21, 2022; and the Form 4 filed on December 28, 2022 by Preston Parsons for transaction dated December 20, 2022.

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

During the financial year ended December 31, 2022, we had two NEOs: John Farlinger (CEO), and John Price (CFO). Mr. Farlinger was appointed the CEO on August 28, 2019. Prior to his appointment as CEO, Mr. Farlinger was appointed as Interim CEO on May 15, 2018. Mr. Price was appointed CFO on March 26, 2021.

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

Equity Compensation

Options and Awards are granted by the Board at the recommendation of the Compensation Committee. In monitoring or adjusting the option allotments, the Compensation Committee takes into account its own observations on individual performance (where possible) and its assessment of individual contribution to shareholder value, previous option grants and the objectives set for the NEOs. The scale of options is generally commensurate to the appropriate level of base compensation for each level of responsibility. The Compensation Committee makes these determinations subject to and in accordance with the provisions of the Amended Stock Option Plan.

See “Equity Compensation Plans” for a description of our current equity compensation plans – the Amended 2020 Stock Option Plan, the 2020 Equity Incentive Plan, the 2021 Stock Incentive Plan and the 2021 Employee Stock Purchase Plan. On November 4, 2021, the Board approved and the Company adopted the 2021 Stock Incentive Plan and the 2021 Employee Stock Purchase Plan (the “2021 Plans”), and the Company’s stockholders subsequently approved the 2021 Plans at the Annual Meeting on December 9, 2021. The Amended 2020 Stock Option Plan and the 2020 Equity Incentive Plan have been remained in effect; however, Since November 9, 2021, the Company has been and intends to continue to grant its awards under the 2021 Stock Incentive Plan. In addition, executive officers have the right to participate in the 2021 Employee Stock Purchase Plan along with other employees of the Company.

Compensation Governance

The Compensation Committee exercises general responsibility regarding overall employee and executive officer compensation. It determines the total compensation of the CEO, CFO and other senior executives of the Company, all subject to Board approval. The Compensation Committee also meets with the CEO to review all other salaries and compensation items. These salaries and compensation items are ultimately approved by the Board annually in the overall general and administrative expense budget.

Options and Awards are also granted by the Board at the recommendation of the Compensation Committee. In monitoring or adjusting the option allotments, the Compensation Committee takes into account its own observations on individual performance (where possible) and its assessment of individual contribution to stockholder value, previous option grants and the objectives set for the NEOs. The scale of options is generally commensurate to the appropriate level of base compensation for each level of responsibility. The Compensation Committee makes these determinations subject to and in accordance with the provisions of the 2021 Stock Incentive Plan.

Summary Compensation Table

The following table sets forth the compensation earned by the NEOs for the years ended December 31, 2022, 2021, and 2020 and are set out below and expressed in the currency of the United States unless otherwise noted. On March 4, 2023, the Company effected a reverse stock split on a twenty (20) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

SUMMARY COMPENSATION TABLE

							Change in
							pension value
							and
							nonqualified
						Non-Equity	deferred
				Stock	Option	Incentive Plan	compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
John Farlinger, (1)	2022	420,131	218,000	70,153	Nil	Nil	Nil	32,694	740,978
Executive Chairperson and	2021	401,610	323,380	144,918	330,382	Nil	Nil	61,889	1,262,179
Chief Executive Officer	2020	306,583	200,000	315,600	Nil	Nil	Nil	48,484	870,667
John Price, (2)	2022	276,826	48,740	67,713	Nil	Nil	Nil	13,884	407,163
Chief Financial Officer	2021	244,800	97,920	61,900	67,113	Nil	Nil	17,400	489,133
	2020	20,000	Nil	Nil	Nil	Nil	Nil	Nil	20,000

(1)	Mr. Farlinger was appointed to Chief Executive Officer and Executive Chairperson on August 28, 2019. Prior to his appointment as Chief Executive Officer and Executive Chairperson, Mr. Farlinger was appointed as Interim Chief Executive Officer and Executive Chairperson on May 15, 2018. During the year ended December 31, 2022, Mr. Farlinger received a car allowance of $14,394 and a matched retirement investment contribution of $18,300 paid by Assure, which values have been included in the column “All Other Compensation”. Stock awards in 2021 consists of a grant of 810 common shares at $123.80 and 302 common shares at $80.00 per common share. On January 29, 2021, Mr. Farlinger was granted 4,500 stock options exercisable to acquire shares of common stock of Assure at $106.00 per share, vesting 20% on the grant date and one-sixth every six months until fully vested, and expiring on January 27, 2026.
(2)	Mr. Price joined the Company as the Vice President of Accounting and Finance during November 2020 and was appointed Chief Financial Officer on March 26, 2021. Mr. Price received a matched retirement investment contribution of $13,884 paid by Assure, which value has been included in the column “All Other Compensation”. Stock Awards in 2021 consist of a grant of 500 common shares at a price of $123.80 per common share.

Outstanding Equity Awards Table

The following table discloses the particulars of unexercised options, stock that has not vested and equity incentive plan awards for our NEOs for the last completed fiscal year ending December 31, 2022. On March 4, 2023, the Company effected a reverse stock split on a twenty (20) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
			Equity					Awards:	Awards:
			Incentive				Market	Number	Market
			Plan			Number	Value	of	or Payout
			Awards:			of	of	Unearned	Value of
			Number of			Shares	Shares	Shares,	Shares,
	Number of	Number of	Securities			or	or Units	Units or	Units or
	Securities	Securities	Underlying			Units of	of	Other	Other
	Underlying	Underlying	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name and	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Principal Position	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
John Farlinger, (1)	3,020	Nil	Nil	$180.00	10/1/2023	3,000	$315,000	Nil	Nil
Executive Chairperson	1,170	Nil	Nil	$156.00	1/16/2024
and Chief Executive Officer	2,700	1,800	Nil	$106.00	2/1/2026
John Price, (2) Chief Financial Officer	1,833	667	Nil	$97.00	12/10/2025	Nil	Nil	Nil	Nil
	233	267	Nil	$153.00	10/1/2026

(1)	As of December 31, 2022, Mr. Farlinger has an aggregate of 8,690 options to purchase common stock of the Company. The options are exercisable to purchases: (a) 3,020 shares of the Company at an exercise price of $180.00 which expire on October 1, 2023, pursuant to options awarded to Mr. Farlinger on October 1, 2018; (b) 1,170 shares of the Company at an exercise price of $156.00 which expire on January 16, 2024 and (c) 4,500 shares of the Company at an exercise price of $106.00 which expire on February 1, 2026. On March 4, 2020, Preston Parsons entered into a Stock Grant Amendment and Transfer Agreement, under which he agreed to transfer and distribute 17,000 Performance shares to certain employees and senior management, including Mr. Farlinger (3,000 shares). On December 29, 2020, Assure issued 3,000 shares of common stock in settlement of the Performance shares to Mr. Farlinger, subject to forfeiture under the vesting terms of a restricted stock award agreement. The restricted shares vested under the terms of the restricted stock award agreement on September 29, 2021.
(2)	As of December 31, 2022, Mr. Price has an aggregate of 3,000 options to purchase common stock of the Company. The options are exercisable to purchase (a) 2,500 shares of the Company at an exercise price of $97.00 which expire on December 10, 2025, pursuant to options awarded to Mr. Price on December 10, 2021 and (b) 500 shares of the Company at an exercise price of $153.00 which expire on October 1, 2026 pursuant to options award to Mr. Price on October 1, 2021.

Option Exercise and Vested Stock

There were no option exercises or stock that vested on an aggregated basis for our NEOs during the year ended December 31, 2022.

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

John Farlinger, Executive Chairperson, Chief Executive Officer

The Company entered into an employment agreement with John Farlinger effective June 1, 2018. Mr. Farlinger is employed as Chief Executive Officer of the Company and provides corporate management, financial strategy, capital market advisory, business expansion, compliance and advisory, corporate communications and general operational services to the Company that are relevant to his position. As compensation, Mr. Farlinger received an annual salary of $420,131 during the financial year ended December 31, 2022. The Company reimburses Mr. Farlinger for reasonable and customary “out of pocket” expenses. Mr. Farlinger is entitled to insurance benefits, sick leave, five weeks of vacation time, a car allowance, a 401k matching plan of up to 6%, performance-based bonuses allocated at the discretion of the Board, a phone allowance and stock options pursuant to the Stock Option Plan. The agreement contains customary confidentiality arrangements for an executive in the healthcare industry and provides that for one year following the termination of Mr. Farlinger’ s employment with the Company, he will not directly or indirectly engage in any business competitive with the Company.

John Price, Chief Financial Officer (effective March 26, 2021)

The Company is currently in the process of negotiating an employment agreement with John Price to serve as its Chief Financial Officer. Per the terms of Mr. Price’s offer letter as the Vice President of Finance, as compensation, Mr. Price receives an annual salary of $270,000. In addition, the Company reimburses Mr. Price for reasonable and customary “out-of-pocket” expenses. Mr. Price is entitled to insurance benefits, sick leave, four weeks of vacation time, a 401k matching plan of up to 6%, performance-based bonuses allocated at the discretion of the Board, and stock options pursuant to the Stock Option Plan.

DIRECTOR COMPENSATION

The following table sets forth the compensation granted to our independent directors for the fiscal year ended December 31, 2021. On March 4, 2023, the Company effected a reverse stock split on a twenty (20) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Martin Burian, (1)(2)	52,000	40,000	Nil	Nil	Nil	Nil	92,000
Independent Director
Christopher Rumana, (1)(3)	40,000	40,000	Nil	Nil	Nil	Nil	80,000
Independent Director
Steven Summer, (1)(4)	46,000	40,000	Nil	Nil	Nil	Nil	86,000
Independent Director
John Flood, (1)(5)	46,000	40,000	Nil	Nil	Nil	Nil	86,000
Former Director

(1)	All directors who are not employees of the Company are entitled to receive a quarterly retainer of $10,000 for their services as directors of the Company and a quarterly retainer of $1,500 for serving on a committee of the Company. The quarterly retainer is paid 50% in cash and 50% in stock.
(2)	As of December 31, 2022, Mr. Burian has options to purchase (a) 15,000 common shares of the Company at an exercise price of $180.00 which expire on October 1, 2023, pursuant to options awarded to Mr. Burian on October 1, 2018; (b) 1,500 common shares of the Company at an exercise price of $156.00 which expire on January 16, 2024, pursuant to options awarded to Mr. Burian on January 16, 2019 and (c) 500 common shares of the Company at an exercise price of $106.00 which expire on January 27, 2026, pursuant to options awarded to Mr. Burian on January 29, 2021. As of December 31, 2022, all of the 750 of the options granted on October 1, 2018 have vested, all of the 1,500 options granted on January 16, 2019 have vested, and 300 of the options granted on January 29, 2021 have vested with the balance of options vesting in increments of 133 on each February 1 and August 1, until such time that the options have fully vested February 1, 2024.
(3)	As of December 31, 2022, Dr. Rumana has options to purchase (a) 1,500 common shares of the Company at an exercise price of $156.00 which expire on January 16, 2024, pursuant to options awarded to Dr. Rumana on January 16, 2019 and (b) 1,000 common shares of the Company at an exercise price of $106.00 which expire on January 27, 2026, pursuant to options awarded to Dr. Rumana on January 29, 2021. As of December 31, 2022, all of the 1,500 options granted on January 16, 2019 had vested and 600 of the options granted on January 29, 2021 have vested with the balance of options vesting in increments of 133 on each February 1 and August 1, until such time that the options have fully vested February 1, 2024.
(4)	As of December 31, 2022, Mr. Summer has options to purchase (a) 1,500 common shares of the Company at an exercise price of Cdn$171.00 which expire on October 4, 2024, pursuant to options awarded to Mr. Summer on October 4, 2019 and (b) 1,000 common shares of the Company at an exercise price of $106.00 which expire on January 27, 2026, pursuant to options awarded to Mr. Summer on January 29, 2021. As of December 31, 2022, all of the 1,500 options granted on October 4, 2019 have vested and 600 of the options granted on January 29, 2021 have vested with the balance of options vesting in increments of 133 on each February 1 and August 1, until such time that the options have fully vested February 1, 2024.
(5)	As of December 31, 2022, Mr. Flood has options to purchase 1,500 common shares of the Company at an exercise price of $112.00 which expire on April 15, 2026, pursuant to options awarded to Mr. Flood on April 15, 2021. As of December 31, 2022, of 1,500 options granted on April 15, 2021, 900 have vested, with the balance of options vesting in increments of 200 options each April 15 and October 15, until such time that the options have fully vested on April 15, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 23, 2023 regarding the beneficial ownership of our common stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Assure Holdings Corp, 7887 E. Belleview Ave., Suite 500 Denver, Colorado. As of March 23, 2022, there were 1,101,098 shares of our common stock outstanding.

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

On March 4, 2023, the Company effected a reverse stock split on a twenty (20) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

Name and Address of	Amount and nature of
Beneficial Owner	beneficial ownership	Percent of Class
John Farlinger (1)	20,132	1.8%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
John Price (2)	6,202	*	%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
Martin Burian (3)	9,075	*	%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
Christopher Rumana (4)	7,273	*	%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
Steven Summer (5)	6,273	*	%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
John Flood (6)	6,359	*	%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
Directors and Executive Officers as a Group (6 persons)	55,314	5.0%

Manchester Management Company, LLC/James Besser/Morgan Frank(7)	92,742	8.1%
2 Calle Nairn, #701 San Juan, PR 00907
AWM Investment Company(8)(9)(10)(11)(12)	156,250	13.2%
527 Madison Ave., Suite 2600 New York, NY 10022
Preston Parson (13)	182,880	16.6%
5 Mockingbird Lane Cherry Hills Village, CO 80113

●	Less than 1%.

(1)	Mr. Farlinger is CEO and Executive Chairman of Assure. Consists of 11,042 shares of common stock and 9,090 shares of common stock acquirable upon exercise of stock options (7,490 shares) and warrants (1,600 shares) within 60 days of March 23, 2023. Of the shares of common stock beneficially owned by Mr. Farlinger, 3,000 shares were issued under a restricted stock grant agreement, subject to forfeiture, such shares are fully vested Includes options exercisable to purchases: (a) 3,020 shares of the Company at an exercise price of $180.00 which expire on October 1, 2023, pursuant to options awarded to Mr. Farlinger on October 1, 2018; (b) 1,170 shares of the Company at an exercise price of $156.00 which expire on January 16, 2024 and (c) 4,500 shares of the Company at an exercise price of $106.00 which expire on February 1, 2026. On March 4, 2020, Preston Parsons entered into a Stock Grant Amendment and Transfer Agreement, under which he agreed to transfer and distribute 17,000 Performance shares to certain employees and senior management, including Mr. Farlinger (3,000 shares). On December 29, 2020, Assure issued 3,000 shares of common stock in settlement of the Performance shares to Mr. Farlinger, subject to forfeiture under the vesting terms of a restricted stock award agreement. The restricted shares vested under the terms of the restricted stock award agreement on September 29, 2021.
(2)	Mr. Price is CFO of Assure. Consists of 4,071 shares of common stock and 2,131 shares of common stock acquirable upon exercise of stock options 60 days from March 23, 2023. Includes options exercisable to purchase (a) 2,500 shares of the Company at an exercise price of $97.00 which expire on December 10, 2025, pursuant to options awarded to Mr. Price on December 10, 2021 and (b) 500 shares of the Company at an exercise price of $153.00 which expire on October 1, 2026 pursuant to options award to Mr. Price on October 1, 2021.
(3)	Mr. Burian is a director of Assure. Consists of 6,459 shares of common stock and 2,616 shares of common stock acquirable upon exercise of vested stock options within 60 days of March 23, 2023. Mr. Burian holds 4,138 shares of common stock directly. Mr. Burian beneficially holds 1,600 shares of common stock through Burian Investments Inc. of which Mr. Burian is a 1/3 beneficial owner, a director and acting secretary. Mr. Burian does not control investment decisions of shares held by Burian Investments Inc. Mr. Burian’s wife, Cheryl Burian, holds 320 shares of common stock directly and 400 shares of common stock ITF Cameron & Lauren Burian. Mr. Burian does not have voting or dispositive power over the shares held by his wife, directly or in trust, and disclaims beneficial ownership of such shares. Includes options to purchase (a) 750 common shares of the Company at an exercise price of $180.00 which expire on October 1, 2023, pursuant to options awarded to Mr. Burian on October 1, 2018; (b) 1,500 common shares of the Company at an exercise price of $156.00 which expire on January 16, 2024, pursuant to options awarded to Mr. Burian on January 16, 2019 and (c) 500 common shares of the Company at an exercise price of $106.00 which expire on January 27, 2026, pursuant to options awarded to Mr. Burian on January 29, 2021. As of March 23, 2023, all of the 750 of the options granted on October 1, 2018 have vested, all of the 1,500 options granted on January 16, 2019 have vested, and 367 of the options granted on January 29, 2021 have vested with the balance of options vesting in increments of 67 on each February 1 and August 1, until such time that the options have fully vested February 1, 2024.
(4)	Mr. Rumana is a director of Assure. Consists of 4,649 shares of common stock and 2,624 shares of common stock acquirable upon exercise of stock options (2,233 shares) and warrants (391) within 60 days of March 23, 2023. Includes options to purchase (a) 1,500 common shares of the Company at an exercise price of $156.00 which expire on January 16, 2024, pursuant to options awarded to Dr. Rumana on January 16, 2019 and (b) 1,000 common shares of the Company at an exercise price of $106.00 which expire on January 27, 2026, pursuant to options awarded to Dr. Rumana on January 29, 2021. As of March 23, 2023, all of the 1,500 options granted on January 16, 2019 had vested and 733 of the options granted on January 29, 2021 have vested with the balance of options vesting in increments of 133 on each February 1 and August 1, until such time that the options have fully vested February 1, 2024.
(5)	Mr. Summer is a director of Assure. Consists of 3,649 shares of common stock and 2,624 shares of common stock acquirable upon exercise of stock options (2,233 shares) and warrants (391) within 60 days of March 23, 2023. Includes options to purchase (a) 1,500 common shares of the Company at an exercise price of Cdn$171.00 which expire on October 4, 2024, pursuant to options awarded to Mr. Summer on October 4, 2019 and (b) 1,000 common shares of the Company at an exercise price of $112.00 which expire on January 27, 2026, pursuant to options awarded to Mr. Summer on January 29, 2021. As of March 31, 2023, all of the 1,500 options granted on October 4, 2019 have vested and 733 of the options granted on January 29, 2021 have vested with the balance of options vesting in increments of 133 on each February 1 and August 1, until such time that the options have fully vested February 1, 2024.
(6)	Mr. Flood is a director of Assure. Consists of 5,259 shares of common stock held directly and 1,100 shares of common stock acquirable upon exercise of stock options within 60 days of March 23, 2023. Includes options to purchase 1,500 common shares of the Company at an exercise price of $112.00 which expire on April 15, 2026, pursuant to options awarded to Mr. Flood on April 15, 2021. As of March 23, 2023, of 1,500 options granted on April 15, 2021, 900 have vested, with the balance of options vesting in increments of 200 options each April 15 and October 15, until such time that the options have fully vested on April 15, 2024.
(7)	Includes shares beneficially owned and 46,875 shares acquirable upon exercise of outstanding warrants held by the following affiliated entities and persons: 40,739 shares and 46,875 shares acquirable upon exercise of warrants beneficially owned by Manchester Explorer, L.P., over which James Besser and Morgan Frank have shared voting and disposition power, 45,867 shares and 46,875 shares acquirable upon exercise of warrants beneficially owned by Manchester Management Company, LLC and Manchester Management PR, LLC (which includes the 40,739 shares and 46,875 shares acquirable upon exercise of warrants beneficially owned by Manchester Explorer, L.P.), 44,646 shares and 46,875 shares acquirable upon exercise of warrants beneficially owned by Morgan Frank (which includes the 40,739 shares and 46,875 shares acquirable upon exercise of warrants beneficially owned by Manchester Explorer, L.P. and 3,907 shares over which Mr. Frank has sole voting and disposition power) and 49,782 shares and 46,875 shares acquirable upon exercise of warrants beneficially owned by James Besser (which includes the 45,867 shares and 46,875 shares acquirable upon exercise of warrants beneficially owned by Manchester Management Company, LLC and 3,907 shares over which Mr. Besser has sole voting and disposition power). Pursuant to a letter agreement by and between Assure Holdings Corp. and Manchester Explorer, L.P., the beneficial ownership of Manchester Explorer, L.P. and its affiliated persons may not exceed 9.99% for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended. Accordingly, stock purchase warrants may not be exercised by Manchester Explorer, L.P. if the beneficial ownership of Manchester Explorer, L.P. and its affiliated persons exceed 9.99%. Ownership information is based on the Schedule 13G filed on February 10, 2023.
(8)	Includes 11,538 shares of common stock and 32,907 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) held by Special Situations Fund III QP, L.P. David Greenhouse is managing partner of Special Situations Fund III QP, L.P. and Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over these securities.
(9)	Includes 3,821 shares of common stock and 10,913 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) held by Special Situations Cayman Fund, L.P. David Greenhouse is managing partner of Special Situations Cayman Fund, L.P. and Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over these securities.
(10)	Includes 10,084 shares of common stock and 15,625 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) held by Special Situations Life Sciences Fund, L.P. David Greenhouse is managing partner of Special Situations Life Sciences Fund, L.P. and Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over these securities.
(11)	Includes 10,084 shares of common stock and 15,625 shares of common stock acquirable upon exercise of warrants acquired in the private placement (December 1, 2020) which are registered for resale and qualified under the Registration Statement. David Greenhouse is managing partner of Special Situations Private Equity Fund, L.P. and Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over these securities.
(12)	AWM Investment Company, Inc., a Delaware Corporation (AWM), is the investment adviser to Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Life Sciences Fund, L.P. David Greenhouse is managing partner of Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Life Sciences Fund, L.P. and Special Situations Private Equity Fund, L.P. (collectively, the “Holders”). Austin Marxe, David Greenhouse and Adam Stettner share voting or disposition power over securities owned by the Holders. The Holders collectively beneficially own 115,625 shares of common stock, approximately 9.9%, however pursuant to agreed upon terms under the warrants, they may not be exercised if beneficial ownership of the funds and its affiliated persons exceed 9.99% Ownership information based on Form 4 filed on August 8, 2022.
(13)	(13) Mr. Parsons is the founder and a former director of Assure. Consists of 181,317 shares of common stock and 1,563 shares of common stock acquirable upon exercise of warrants (1,563 shares) within 60 days of March 23, 2023. Mr. Parsons holds a portion of the shares of common stock through Triple C Holdings, LLC (a family holding company). Of the shares of common stock beneficially owned by Mr. Parsons, 33,000 shares were issued under a restricted stock grant agreement, subject to forfeiture, such shares are fully vested. …

Equity Compensation Plan Information

The following table sets out those securities of the Company which have been authorized for issuance under our equity compensation plan, as of December 31, 2022. On March 4, 2023, the Company effected a reverse stock split on a twenty (20) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average	available for future issuance
	outstanding options and	exercise price of	under equity compensation plans
	rights	outstanding options and	(excluding securities reflected in
Plan category	(a)	rights (b)	column (a)) (c)
Equity compensation plans approved by security holders	49,640	$117.80	93,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	49,640	$117.80	93,500

As of December 31, 2022, there was 42,540 stock options outstanding under the Amended Stock Option Plan.  No additional stock options will be issued under the Amended Stock Option Plan.  As of December 31, 2022, there was 6,500 stock options outstanding and an aggregate of 93,500 shares of common stock were available for issuance under the 2021 Stock Option Plan.  As of December 31, 2022, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

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

The following is a description of the plans.

Amended 2020 Stock Option Plan

The material features of the Amended 2020 Stock Option Plan are summarized below.

1.	Purpose of the Amended 2020 Stock Option Plan. The purpose of the Amended 2020 Stock Option Plan is to encourage share ownership by directors, senior officers and employees, together with consultants, who are primarily responsible for the management and growth of the Company. The number of shares, the exercise price per Common Share, the vesting period and any other terms and conditions of options granted pursuant to the Amended 2020 Stock Option Plan, from time to time, are determined and approved by the Board at the time of the grant, subject to the defined parameters of the Amended 2020 Stock Option Plan.
2.	Maximum Plan Shares. The maximum aggregate number of shares that may be reserved for issuance pursuant to the exercise of options granted under the Amended 2020 Stock Option Plan shall not exceed ten percent (10%) of the issued and outstanding shares of the Company at the time of the grant. Notwithstanding the foregoing, the maximum aggregate number of shares which may be reserved for issuance as “Incentive Stock Options” (as defined in the Amended 2020 Stock Option Plan) granted under the Amended 2020 Stock Option Plan and all other plans of the Company and of any parent or subsidiary of the Company shall not exceed 3,497,123 shares.

3.	Grant of Options. The Amended SOP is administered by the Board (or any committee to which the Board has delegated authority) and provides for grants of options to eligible participants in the discretion of the Board. The term and vesting provisions of any options will be fixed by the Board at the time of grant, subject to the terms of the Amended 2020 Stock Option Plan.
4.	Eligibility and Limitations. The following restrictions on issuances of options are applicable under the Amended 2020 Stock Option Plan: (a) no eligible participant will be granted options to acquire more than five percent (5%) of the issued and outstanding common shares of the Company in any twelve (12) month period, unless the Company has obtained disinterested shareholder approval; and (b) in any twelve (12) month period, options granted to all eligible participants conducting investor relations activities may not exceed two percent (2%) of the issued and outstanding common shares, calculated at the date such options are granted.
5.	Maximum Percentage to Insiders. The Company may not reserve for issuance such number of common shares pursuant to options granted to insiders at any point in time that exceeds ten percent (10%) of the issued and outstanding common shares of the Company nor can the Company grant to insiders, within a twelve (12) month period, an aggregate number of options, which exceeds ten percent (10%) of the issued and outstanding common shares of the Company as at the time of grant.
6.	Exercise Price. he exercise price of an option will be set by the Board at the time such option is granted under the Amended 2020 Stock Option Plan, and cannot be less than the Fair Market Value (defined in the Amended 2020 Stock Option Plan as a price that is determined by the Board, and no less than 110% of Fair Market Value of a share on the grant date with respect to incentive stock options granted to a shareholder holding more than 10% of the shares.
7.	Vesting of Options. Vesting of options shall be at the discretion of the Board and, in the absence of a vesting schedule being specified at the time of grant, options shall vest immediately. Where applicable, vesting of options will generally be subject to the participant remaining employed by or continuing to provide services to the Company or any of its affiliates as well as, at the discretion of the Board, achieving certain milestones which may be defined by the Board from time to time. Options granted to eligible participants conducting investor relations activities shall vest in stages over a period that is not less than twelve (12) months, and with no more than 25% of the total options granted vesting in any applicable three (3) month period.
8.	Term and Expiry. The exercise period of each option cannot exceed ten (10) years. Upon termination of employment of the eligible participant all rights to purchase shares of the Company pursuant to the options granted under the Amended 2020 Stock Option Plan shall expire and terminate immediately except as follows: (a) expiry and termination of the granted options has been otherwise determined in the discretion of the Board or by the participant’s option granting agreement; (b) upon the death, disability or leave of absence of a participant, any vested options held by such participant will be exercisable by the participant’s lawful personal representatives, heirs or executors until the earlier of ninety (90) days after the date of death and the date of expiration of the term otherwise applicable to such options; (c) an option granted to any participant will expire thirty (30) days (or such other time, as shall be determined by the Board) after the termination of the participant’s continuous service; and (d) if a participant is dismissed for cause, such participant’s options, whether or not vested at the date of dismissal, will immediately terminate without the right to exercise such options.
9.	Disinterested Shareholder Approval. The Company will be required to obtain disinterested shareholder approval prior to any of the following actions – whether by reason of an amendment to the Amended Option Plan or otherwise – becoming effective: (a) the Amended Option Plan, together with all of the Company’s other previous compensation arrangements, could result at any time in: (i) the aggregate number of Common Shares reserved for issuance under options granted to insiders of the Company exceeding ten percent (10%) of the issued and outstanding Common Shares; (ii) the number of Common Shares issued to insiders upon exercise of options within a one (1) year period exceeding ten percent (10%) of the issued and outstanding Common Shares; or (iii) the issuance to any one Service Provider, within a twelve (12) month period, of a number of Common Shares exceeding 5% of the issued and outstanding Common Shares; or (b) any reduction in the exercise price of an option previously granted to an insider.

10.	Adjustments. The Amended 2020 Stock Option Plan also provides for adjustments to outstanding options in the event of certain corporate events, including but not limited to, any consolidation, subdivision, conversion or exchange of the Company’s shares.
11.	Amendments. The Amended 2020 Stock Option Plan provides that it may be amended by the Board or the Compensation Committee without stockholder approval, (i) correct typographical errors; (ii) clarify existing provisions of the 2020 Stock Option Plan, which clarifications do not have the effect of altering the scope, nature or intent of such provisions; and (iii) maintain compliance with any applicable laws. No such amendment, suspension or termination shall adversely affect rights under any options previously granted without the consent of the optionees to whom such options were granted.
12.	Governing Law. The Amended 2020 Stock Option Plan is governed and construed in accordance with the laws of the State of Colorado and the federal laws of the United States applicable therein.

2020 Equity Incentive Plan

The material features of the 2020 Equity Incentive Plan are summarized below.

1.	Purpose of the Equity Incentive Plan. The purpose of the 2020 Equity Incentive Plan is to (a) enable the Company to attract and retain the types of employees, consultants and directors (collectively, the “EIP Recipients” and each, an “EIP Recipient”) who will contribute to the Company’s long term success; (b) provide incentives that align the interests of EIP Recipients with those of the security holders of the Company; and (c) promote the success of the Company’s business.
2.	Available Awards. Awards that may be granted under the Equity Incentive Plan include: (a) stock options, (b) restricted awards, (c) performance share units, and other equity-based awards (collectively, “EIP Awards”).
3.	Maximum Plan Shares. The maximum aggregate number of shares available for issuance pursuant to the exercise of the EIP Awards granted under the 2020 Equity Incentive Plan is 3,497,123 shares. The maximum aggregate number of shares which may be reserved for issuance as “Incentive Stock Options” (as defined under the 2020 Equity Incentive Plan) granted under the 2020 Equity Incentive Plan and all other plans of the Company and of any parent or subsidiary of the Company shall not exceed 3,497,123 shares.
4.	Grant of EIP Awards. The 2020 Equity Incentive Plan is administered by the Board (or any committee to which the Board has delegated authority) and provides for grants of EIP Awards to EIP Recipients in the discretion of the Board. The term and vesting provisions of any options or EIP Awards will be fixed by the Board at the time of grant, subject to the terms of the 2020 Equity Incentive Plan.
5.	Limitations on Issue. The following restrictions on issuances of EIP Awards are applicable under the 2020 Equity Incentive Plan: (a) no eligible award recipient will be granted EIP Awards to acquire more than five percent (5%) of the issued and outstanding shares of the Company in any twelve (12) month period, unless the Company has obtained disinterested shareholder approval; (b) no consultant or EIP Recipient conducting investor relations activities (may be granted options to acquire more than two percent (2%) of the issued and outstanding common stock in any twelve (12) month period; and (c) the Company and the EIP Recipient granted the EIP Award are responsible for ensuring and confirming the EIP Recipient is a bona fide employee, consultant or management company employee.
6.	Maximum Percentage to Insiders. The Company may not reserve for issuance such number of shares pursuant to EIP Awards granted to insiders at any point in time that exceeds ten percent (10%) of the issued and outstanding shares of the Company nor can the Company grant to insiders, within a twelve (12) month period, an aggregate number of EIP Awards, which exceeds ten percent (10%) of the issued and outstanding shares of the Company as at the time of grant, unless prior to such grant the Company has obtained disinterested shareholder approval.

7.	Exercise Price. The exercise price of an option will be set by the Board at the time such option is granted under the 2020 Equity Incentive Plan, and cannot be less than the Fair Market Value (defined in the 2020 Equity Incentive Plan as a price that is determined by the Board, and no less than 110% of Fair Market Value of a share on the grant date with respect to incentive stock options granted to a shareholder holding more than 10% of the shares.
8.	Vesting of Options. Vesting of options shall be at the discretion of the Board and, in the absence of a vesting schedule being specified at the time of grant, options shall vest immediately. Where applicable, vesting of options will generally be subject to the participant remaining employed by or continuing to provide services to the Company or any of its affiliates as well as, at the discretion of the Board, achieving certain milestones which may be defined by the Board from time to time. Options granted to eligible participants conducting investor relations activities shall vest in stages over a period that is not less than twelve (12) months, and with no more than 25% of the total options granted vesting in any applicable three (3) month period.
9.	Term and Expiry of Options. The exercise period of each option cannot exceed ten (10) years. Upon termination of an EIP Recipient’s continuous service all rights to purchase shares of the Company pursuant to the options granted under the 2020 Equity Incentive Plan shall expire and terminate immediately except as follows: (a) expiry and termination of the granted options has been otherwise determined in the discretion of the Board or by the EIP Recipient’s option granting agreement; (b) upon the death, disability or leave of absence of an EIP Recipient any vested options held by such EIP Recipient will be exercisable by the EIP Recipient’s lawful personal representatives, heirs or executors until the earlier of ninety (90) days after the date of death and the date of expiration of the term otherwise applicable to such options; (c) an option granted to any EIP Recipient will expire thirty (30) days (or such other time, as shall be determined by the Board) after the termination of the EIP Recipient’s continuous service; and (d) if an EIP Recipient is dismissed for cause, such EIP Recipient’s options, whether or not vested at the date of dismissal, will immediately terminate without the right to exercise such options.
10.	Restricted Awards. The Board may, from time to time, grant restricted share units (“RSU”) to EIP Recipients, which require no share issuance by the Company at the time of such grant, carry no voting rights, and neither preclude nor entitle further RSU issuance to the EIP Recipient. At the discretion of the Board, each RSU may be credited with cash and stock dividends paid by the Company in respect of one share, which shall be evidenced in the EIP Recipient’s share unit account, and distributed, upon settlement of such RSU after the date on which they vest, in cash or at the discretion of the Board, in shares for the fair market value equivalent of such cash distribution, such shares to be either issued from treasury, purchased in the open market, or any combination thereof. The RSUs shall be subject to forfeiture until vested, such vesting schedule to be determined for each grant of RSUs in the discretion of the Board, which may provide for acceleration of vesting upon the occurrence of specified events.
11.	Performance Share Units. The Board may, from time to time, grant performance share units (“PSU”) to EIP Recipients, which require no share issuance by the Company at the time of such grant, carry no voting rights, and neither preclude nor entitle further PSU issuance to the EIP Recipient. The Board in its discretion shall determine: (i) the number of shares subject to a PSU granted to any EIP Recipients; (ii) the specified performance goals and other conditions as well as the time period to achieve such goals in order to earn to a PSU; and (iii) the other terms, conditions and restrictions of the PSU.
12.	Other Equity-Based and Cash Awards. The Board may grant other equity-based awards, either alone or in tandem with other awards under the EIP, in such amounts and subject to such conditions as the Board shall determine in its sole discretion. Each such award shall be evidenced by an award agreement. The Board may grant cash awards to participants, such awards to be evidenced in such form as the Board may determine.
13.	Disinterested Shareholder Approval. Unless disinterested shareholder approval is obtained, under no circumstances shall the 2020 Equity Incentive Plan, together with all of the Company’s other previously established or proposed stock option plans, employee stock purchase plans or any other compensation or incentive mechanisms involving the issuance or potential issuance of shares (including the Amended 2020 Option Plan), result in or allow at any time: (a) the number of shares reserved for issuance pursuant to EIP Awards granted to insiders (as a group) at any point in time exceeding 10% of the issued and outstanding shares; (b) the grant to insiders (as a group), within any 12 month period, of an aggregate number of EIP Awards exceeding 10% of the issued and outstanding shares at the time of the grant of the EIP Awards; (c) the issuance to any one EIP Recipient, within any 12 month period, of an aggregate number of EIP Awards exceeding 5% of the issued and outstanding shares at the time of the grant of the EIP Awards; (d) any individual EIP Award grant that would result in any EIP Recipient being granted EIP Awards to acquire or receive more than five percent (5%) of the issued and outstanding shares of the Company in any twelve (12) month period; or (e) any amendment to options held by insiders that would have the effect of decreasing the exercise price of such options.
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
4.	Limitations on Issue. Notwithstanding any provision to the contrary in the 2021 Incentive Stock Plan, the sum of the grant date fair value of equity-based Awards (such value computed as of the date of grant in accordance with applicable financial accounting rules) and the amount of any cash-based compensation granted to a non-employee director during any calendar year shall not exceed $500,000. The independent members of the Board may make exceptions to this limit for a non-executive chair of the Board, provided that the non-employee Director receiving such additional compensation may not participate in the decision to award such compensation.
5.	Eligibility. Any Eligible Award Recipient shall be eligible to be designated as a participant under the 2021 Stock Incentive Plan. In determining which Eligible Award Recipients shall receive an Award and the terms of any Award, the Compensation Committee may take into account the nature of the services rendered by the respective Eligible Award Recipient, their present, and potential contributions to the success of the Company or such other factors as the Compensation Committee. An incentive stock option may only be granted to full time or part time employees. Such incentive stock option shall not be granted to an employee of an affiliate of the Company, unless such affiliate is also a “subsidiary corporation” of the Company.
6.	Composition of Eligible Award Recipients. The Company currently has approximately 125 employees, 2 senior officers, and 4 non-employee Directors who are eligible for the 2021 Stock Incentive Plan.
7.	Grant of Options. The 2021 Stock Incentive Plan is administered by the Compensation Committee and provides for grants of options to Eligible Award Recipients at the discretion of the Compensation Committee. The term and vesting provisions of any options will be fixed by the Compensation Committee at the time of grant, subject to the terms of the 2021 Stock Incentive Plan.
8.	Exercise Price. The exercise price of an option will be set by the Compensation Committee at the time such option is granted under the 2021 Stock Incentive Plan, and cannot be less than the 100% of the Fair Market Value (defined in the 2021 Stock Incentive Plan as a price that is determined by the Committee, provided that if the Shares are traded on a securities exchange, the Fair Market Value of a share as of a given date shall be the closing price of one share as reported on the securities exchange where the shares are then listed on such date or, if the applicable securities exchange is not open for trading on such date, on the most recent preceding date when such exchange is open for trading; the Compensation Committee may designate a purchase price below Fair Market Value on the date of grant if the option is granted in substitution for a stock option previously granted by an entity that is acquired by or merged with the Company or a subsidiary) of a share on the grant date, and no less than 110% of the Fair Market Value of a share on the grant date with respect to incentive stock options granted to a shareholder holding more than 10% of the shares.
9.	Term and Expiry of Options. The exercise period of each option cannot exceed ten (10) years. If an Eligible Award Recipient’s service with the Company and all Affiliates terminates for any reason during the term, then the Eligible Award Recipient’s Option shall expire on the earliest of the following dates: (a) the Option’s term expiry date fixed by the Committee at the date of grant; (b) the date an Eligible Award Recipient’s service is terminated for cause; or (c) the date twelve months after the termination of the Eligible Award Participant’s service for any reason other than cause, or such earlier date or dates as the Compensation Committee may determine and specify in the applicable award agreement at the date of grant.
10.	Time and Method of Exercise. The Compensation Committee shall determine the time or times at which an Option may be exercised in whole or in part and the method or methods by which, and the form or forms including, but not limited to, cash, bank draft or certified cheque at the time of such exercise, in an amount equal to the applicable exercise price, in which, payment of the exercise price with respect thereto may be made or deemed to have been made. Notwithstanding the foregoing, the Committee may not accept a promissory note as consideration.

11.	Net Exercises. The terms of any Option may be written to permit the Option to be exercised by delivering to the Eligible Award Recipient a number of shares having an aggregate Fair Market Value (determined as of the date of exercise) equal to the excess, if any, of the Fair Market Value of the shares underlying the Option being exercised, on the date of exercise, over the exercise price of the Option for such shares.
12.	Death of Eligible Award Participant. If an optionee who has been granted Options ceases to be employed by the Company because of the death of such optionee, such Option will cease to be qualified as an Option as of the date that is one year after the date of death (or upon the expiration of the term of such Option, if earlier).
13.	Incentive Stock Options. The following provisions apply to incentive stock options under the 2021 Stock Incentive Plan (“Incentive Stock Options”):
o	To the extent that the aggregate Fair Market Value (determined at the time of grant) of the shares with respect to which Incentive Stock Options are exercisable for the first time by any Eligible Award Participant during any calendar year (under all plans of the Company and any Affiliates) exceeds $100,000 (or such other limit established in the United States Internal Revenue Code (the “Code”)) or otherwise does not comply with the rules governing Incentive Stock Options, the Options or portions thereof that exceed such limit (according to the order in which they were granted) or otherwise do not comply with such rules will be treated as Non-Qualified Stock Options, notwithstanding any contrary provision of the applicable Award Agreement(s).
o	All Incentive Stock Options must be granted within ten years from the earlier of the date on which the 2021 Stock Incentive Plan was adopted by the Board or the date the Stock Incentive Plan was approved by the Shareholders of the Company.
o	Unless sooner exercised, all Incentive Stock Options shall expire and no longer be exercisable no later than 10 years after the date of grant; provided, however, that in the case of a grant of an Incentive Stock Option to a Eligible Award Participant who, at the time such Option is granted, owns (within the meaning of Section 422 of the Code) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its affiliates, such Incentive Stock Option shall expire and no longer be exercisable no later than five years from the date of grant.
o	The purchase price per share for an Incentive Stock Option shall be not less than 100% of the Fair Market Value of a share on the date of grant of the Incentive Stock Option; provided, however, that, in the case of the grant of an Incentive Stock Option to a Eligible Award Participant who, at the time such Option is granted, owns (within the meaning of Section 422 of the Code) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its affiliates, the purchase price per share purchasable under an Incentive Stock Option shall be not less than 110% of the Fair Market Value of a share on the date of grant of the Incentive Stock Option.
o	Any Incentive Stock Option authorized under the 2021 Stock Incentive Plan shall contain such other provisions as the Compensation Committee shall deem advisable, but shall in all events be consistent with and contain all provisions required in order to qualify the Option as an Incentive Stock Option.
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
15.	Restricted Stock and Restricted Stock Units. The Compensation Committee may, from time to time, grant restricted stock or restricted stock units, which include performance share units and deferred share units, to Eligible Award Recipients.
o	Restrictions. Shares of restricted stock and restricted stock units shall be subject to such restrictions as the Compensation Committee may impose (including, without limitation, any limitation on the right to vote a share of restricted stock or the right to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Compensation Committee may deem appropriate. Vesting of such Awards may, at the Compensation Committee’s discretion, be conditioned upon the Eligible Award Recipient’s completion of a specified period of service with the Company or an Affiliate, or upon the achievement of one or more performance goals established by the Compensation Committee, or upon any combination of service based and performance-based conditions. Notwithstanding the foregoing, rights to dividend equivalent payments shall be subject to limitations. Restricted stock units may be settled upon vesting or on a deferred basis, in each case in accordance with rules and procedures established by the Compensation Committee and specified in an Award agreement.
o	Issuance and Delivery of Shares. Any restricted stock granted under the 2021 Stock Incentive Plan shall be issued at the time such Awards are granted and may be evidenced in such manner as the Compensation Committee may deem appropriate, including book entry registration or issuance of a stock certificate or certificates, which certificate or certificates shall be held by the Company or held in nominee name by the stock transfer agent or brokerage service selected by the Company to provide such services for the 2021 Stock Incentive Plan. Such certificate or certificates shall be registered in the name of the Eligible Award Recipient and shall bear an appropriate legend referring to the restrictions applicable to such restricted stock. Shares representing restricted stock that are no longer subject to restrictions shall be delivered (including by updating the book entry registration) to the Eligible Award Recipient promptly after the applicable restrictions lapse or are waived. In the case of restricted stock units, no shares shall be issued at the time such Awards are granted. Upon the lapse or waiver of all restrictions and the restricted (or deferred) period relating to restricted stock units evidencing the right to receive shares, such shares (or a cash payment equal to the Fair Market Value of the shares) shall be issued and delivered to the holder of the restricted stock units.
16.	Consideration for Awards. Awards may be granted for no cash consideration or for any cash or other consideration as may be determined by the Compensation Committee or required by applicable law.
17.	Limits on Transfer of Awards. No Award (other than fully vested and unrestricted shares issued pursuant to any Award) and no right under any such Award shall be transferable by an Eligible Award Recipient other than by will or by the laws of descent and distribution, and no Award (other than fully vested and unrestricted shares issued pursuant to any Award) or right under any such Award may be pledged, alienated, attached or otherwise encumbered, and any purported pledge, alienation, attachment or encumbrance thereof shall be void and unenforceable against the Company or any affiliate. The Compensation Committee shall have the discretion to permit the transfer of Awards; provided, however, that such transfers shall be in accordance with the rules of Form S-8 and provided, further, that such transfers shall not be made for consideration to the Eligible Award Recipient. The Committee may also establish procedures as it deems appropriate for an Eligible Award Recipient to designate a person or persons, as beneficiary or beneficiaries, to exercise the rights of the Eligible Award Recipient and receive any property distributable with respect to any Award in the event of the Eligible Award Recipient’s death.

18.	Restrictions; Securities Exchange Listing. All shares or other securities delivered under the 2021 Stock Incentive Plan pursuant to any Award or the exercise thereof shall be subject to such restrictions as the Committee may deem advisable under the 2021 Stock Incentive Plan, applicable federal or state securities laws and regulatory requirements, including the policies of any applicable exchange, and the Compensation Committee may cause appropriate entries to be made with respect to, or legends to be placed on the certificates for, such Shares or other securities to reflect such restrictions.
19.	Prohibition on Option and Stock Appreciation Right Repricing. The Compensation Committee may not, without prior approval of the Company’s shareholders, seek to effect any re-pricing of any previously granted, “underwater” Option or Stock Appreciation Right by: (i) amending or modifying the terms of the Option or Stock Appreciation Right to lower the exercise price; (ii) canceling the underwater Option or Stock Appreciation Right and granting either (A) replacement Options or Stock Appreciation Rights having a lower exercise price; or (B) Restricted Stock, Restricted Stock Units or other Awards in exchange; or (iii) cancelling or repurchasing the underwater Option or Stock Appreciation Right for cash or other securities. An Option or Stock Appreciation Right will be deemed to be “underwater” at any time when the Fair Market Value of the shares covered by such Award is less than the exercise price of the Award.
20.	Adjustments. The 2021 Stock Incentive Plan also provides for adjustments to outstanding Awards in the event of certain corporate events, including but not limited to, any consolidation, subdivision, conversion or exchange of the Company’s shares.
21.	Amendments to the Plan and Awards. The Board may from time to time amend, suspend or terminate the 2021 Stock Incentive Plan, and the Compensation Committee may amend the terms of any previously granted Award, provided that no amendment to the terms of any previously granted Award may, except as expressly provided in the 2021 Stock Incentive Plan, or with the written consent of the Eligible Award Recipient or holder thereof, adversely alter or impair the terms or conditions of the Award previously granted to an Eligible Award Recipient under the 2021 Stock Incentive Plan. Any amendment to this 2021 Stock Incentive Plan, or to the terms of any Award previously granted, is subject to compliance with all applicable laws, rules, regulations and policies of any applicable governmental entity or securities exchange, including receipt of any required approval from the governmental entity or stock exchange. The 2021 Stock Incentive Plan provides for certain amendments that the Board and Compensation Committee can make without seeking stockholder approval including amendments to: (i) amend the eligibility for, and limitations or conditions imposed upon, participation in the 2021 Stock Incentive Plan; (ii) amend any terms relating to the granting or exercise of Awards, including but not limited to terms relating to the amount and payment of the exercise price, or the vesting, expiry, assignment or adjustment of Awards, or otherwise waive any conditions of or rights of the Company under any outstanding Award, prospectively or retroactively; (iii) add or amend any terms relating to the provision of financial assistance to participants or resulting in participants receiving securities of the Company while no cash consideration is received by the Company; (iv) make changes that are necessary or desirable to comply with applicable laws, rules, regulations and policies of any applicable governmental entity or stock exchange (including amendments to Awards necessary or desirable to maximize any available tax deduction or to avoid any adverse tax results, and no action taken to comply with such laws, rules, regulations and policies shall be deemed to impair or otherwise adversely alter or impair the rights of any holder of an Award or beneficiary thereof); or (v) amend any terms relating to the administration of the 2021 Stock Incentive Plan, including the terms of any administrative guidelines or other rules related to the 2021 Stock Incentive Plan.
22.	Governing Law. The internal law, and not the law of conflicts, of the State of Nevada shall govern all questions concerning the validity, construction and effect of the 2021 Stock Incentive Plan or any Award, and any rules and regulations relating to the 2021 Stock Incentive Plan or any Award.
23.	Term of the Plan. No Award shall be granted under the 2021 Stock Incentive Plan and the 2021 Stock Incentive Plan will terminate on the date that is ten (10) years after the effective date of the 2021 Stock Incentive Plan.

2021 Employee Stock Purchase Plan

The material features of the 2021 Employee Stock Purchase Plan are summarized below.

1.	Purpose of the 2021 Employee Stock Purchase Plan. The 2021 Employee Stock Purchase Plan was adopted to provide employees of the Company and certain subsidiaries with an opportunity to purchase the Company’s shares through accumulated payroll deductions (collectively, the “Eligible Employees” and each, an “Eligible Employee”). It is the intention of the Company to have the 2021 Employee Stock Purchase Plan and the offerings thereunder qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The provisions of the offerings, accordingly, will be construed so as to extend and limit 2021 Employee Stock Purchase Plan participation in a uniform and nondiscriminatory basis consistent with the requirements of Section 423 of the Code.
2.	Maximum Plan Shares. The maximum aggregate number of shares available for sale pursuant to the 2021 Employee Stock Purchase Plan is two million (2,000,000) shares.
3.	Eligibility. Any individual who is an Eligible Employee on the first trading day of each offering period (the “Offering Date”), which commences on February 1, May 1, August 1, and November 1, will be eligible to participate in the 2021 Employee Stock Purchase Plan. An Eligible Employee is any individual who is a common law employee of the Company and is customarily employed for at least twenty (20) hours per week, not including any individual who performs services for the Company or any certain subsidiary of the Company pursuant to (i) an agreement that classifies such individual’s relationship with the Company or certain subsidiary of the Company as other than an employee or (ii) a collective bargaining agreement that provides for the exclusion of such individual from participation in the 2021 Employee Stock Purchase Plan.
4.	Composition of Eligible Employees. The Company currently has approximately 127 employees who are eligible for the 2021 Employee Stock Purchase Plan.
5.	Offering Periods. The 2021 Employee Stock Purchase Plan will be implemented by consecutive “Offering Periods”, and unless the administrator provides otherwise, Offering Periods will have a duration of approximately three months (i) commencing on the first trading day on or after February 1 and terminating on the last trading day in the period ending the following April 30; (ii) commencing on the first trading day on or after May 1 and terminating on the last trading day in the period ending the following July 31; (iii) commencing on the first trading day on or after August 1 and terminating on the last trading day in the period ending the following October 31; and (iv) commencing on the first trading day on or after November 1 and terminating on the last trading day in the period ending the following January 31, continuing thereafter until terminated in accordance with Section 20 hereof. The first Offering Period under the 2021 Employee Stock Purchase Plan will be determined by the administrator. The administrator will have the power to change the duration of Offering Periods (including the commencement dates thereof) with respect to future offerings without shareholder approval if such change is announced prior to the scheduled beginning of the first Offering Period to be affected thereafter.
6.	Payroll Deductions. Eligible Employees may purchase shares by means of payroll deduction of an amount not exceeding twenty (20) percent of the employee’s compensation during the Offering Period. Compensation means, in general, base straight time gross earnings, exclusive of payments for overtime, shift premium, incentive compensation, incentive payments, bonuses, and other compensation. After initial enrollment in the plan, payroll deductions will continue from the first pay day following the Offering Date and will end on the last pay day prior to the last trading day of each purchase period (the “Exercise Date”) to which such authorization is applicable, unless sooner terminated by the employee. The amounts deducted will be credited to the participant’s account under the plan, and no interest on the deducted amounts will be paid.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Except as set forth below, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of the year ended December 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120 thousand or one percent of the average of our total assets at year-end for the years ended December 31, 2022 and 2021.

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

On March 4, 2020, Mr. Parsons agreed to reallocate 17,000 Performance shares to six employees and/or officers of Assure, including John Farlinger, our CEO (3,000 shares), under the terms of restricted stock award agreements. On December 29, 2020, we issued 50,000 shares of common stock in settlement of performance shares as “restricted common stock” to seven current and former employees and/or officers. The restricted common stock was subject to forfeiture under the terms of the restricted stock award agreements dated December 29, 2020.  The restricted common stock vested under the terms of the restricted stock award agreements on September 29, 2021.

In June 2021, we entered into common stock purchase agreements, pursuant to which the Company issued 7,802 shares of common stock at a deemed issuance price of $80.00 per shares to certain employees, directors and third parties. Pursuant to the share issuance, John Flood a director, purchased 1,500 shares of common stock, persons affiliated with Martin Burian, a director, purchased 1,000 shares of common stock and John Farlinger, our Chairman and Chief Executive Officer, purchased 302 shares of common stock.

In November 2021, we entered into common stock purchase agreements, pursuant to which the Company issued 3,515 shares of common stock at a price of $123.80 per shares to certain employees, directors and consultants. Pursuant to the agreements, John Farlinger, our Chairman and Chief Executive Officer, purchased 810 shares of common stock, John Price, our Chief Financial Officer, purchased 685 shares of common stock, Preston Parsons, our founder, purchased 405 shares of common stock, John Flood, a director, purchased 150 shares of common stock, Christopher Rumana, a director, purchased 150 shares of common stock and Steven Summer, a director, purchased 150 share of common stock.

In November 2022, we entered into common stock purchase agreements, pursuant to which the Company issued 24,820  shares of common stock at a price of 12.00 per shares to certain employees, directors and consultants. Pursuant to the agreements, John Farlinger, our Chairman and Chief Executive Officer, purchased 3,531 shares of common stock, and John Price, our Chief Financial Officer, purchased 4,071 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2022 and 2021 services listed below were pre-approved.

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

All Other Fees consist of fees for services other than the services described above.

The following fees were billed to us by our independent registered public accounting firm, Baker Tilly US, LLP.

	For the years ended December 31,
Description	2022	2021
Audit fees	$297,000	$542,851
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	15,000
Total	$297,000	$557,851

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report or incorporated by reference:

(1)	The consolidated financial statements are presented in “Item 8. Financial Statements and Supplementary Data.”
(2)	Financial Statement Schedules (omitted because they are either not required, not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).
(3)	Reference is made to the Exhibit Index that follows the signature pages on this report.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1+	Amended Articles of Incorporation of Assure Holdings Corp.
3.2	Amended and Restated Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.8 to the Company’s 10-Q filed with the SEC on November 15, 2021)
4.1+	Description of Securities
10.1*	Employment Agreement between Assure Holdings Corp. and John Farlinger dated June 1, 2018 (incorporated by referenced to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
10.2*

Share Grant Amendment and Transfer Agreement between Assure Holdings Corp. and Preston Parsons dated March 4, 2020 (incorporated by referenced to Exhibit 10.8 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.3	Form of Stock Grant Agreement dated December 29, 2020 (incorporated by referenced to Exhibit 10.9 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
10.4

Registration Rights Agreement among Assure Holdings Corp. and investors dated December 1, 2020 (incorporated by referenced to Exhibit 10.15 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.5*+	Amended 2020 Stock Option Plan
10.6*+	2020 Amended Equity Incentive Plan
10.7*	Offer Letter between Assure Holdings Corp. and John Price dated November 16, 2020
10.8	Asset Purchase Agreement dated April 30, 2021 (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 6, 2021)
10.9	Commitment Letter dated March 8, 2021 (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.10	Debenture dated June 9, 2021 (incorporated by referenced to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.11	Guarantee dated June 9, 2021 (incorporated by referenced to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.12	Security Agreement dated June 9, 2021 (incorporated by referenced to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.13	Contract Assignment dated June 9, 2021 (incorporated by referenced to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.14	Form of Warrant dated June 9, 2021 (incorporated by referenced to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.15

Registration Rights Agreement among Assure Holdings Corp. and Selling Stockholders dated November 15, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on November 19, 2021)

10.16*

Amending Agreement to the Company’s Commitment Letter with Centurion Financial Trust dated November 23, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 1, 2021)

10.17*

Asset Purchase Agreement among Assure Holdings Corp., NervePro LLC, Neuroprotect Neuromonitoring, LLC, Neurotech Neuromonitoring, LLC, and Nervefocus, LLC dated December 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 6, 2023)

10.18

Registration Rights Agreement among Assure Holdings Corp., NervePro LLC, Neuroprotect Neuromonitoring, LLC, Neurotech Neuromonitoring, LLC, and Nervefocus, LLC dated December 30, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 6, 2023)

21.1+	Subsidiaries of the Company
23.1+	Report of Registered Accounting Firm, Baker Tilly, LLP, Firm PCAOB ID 23
24.1+	Power of Attorney (included on signature page)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

Exhibit Number	Description
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

+ Filed herewith.

++ Furnished herewith.

*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By:	/s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: March 31, 2023		Date: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Martin Burian
Martin Burian, Director
Date: March 31, 2023

By:	/s/ Christopher Rumana
Christopher Rumana, Director
Date: March 31, 2023

By:	/s/Steven Summer
Steven Summer, Director
Date: March 31, 2023

By:	/s/John Flood
John Flood, Director
Date: March 31, 2023

By:	/s/ John Farlinger
John Farlinger, Executive Chairperson and Chief Executive Officer (Principal Executive Officer)
Date: March 31, 2023

By:	/s/ John Price
John price, Chief Financial Officer (Principal Financial/Accounting Officer)
Date: March 31, 2023