Form 10-Q
period 2023-03-31
Assure Holdings Corp.
filed 2023-05-15
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

The number of the registrant’s shares of common stock outstanding as of May 12, 2023 was 1,101,598.

ASSURE HOLDINGS CORP.

FORM 10Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$505	$905
Accounts receivable, net	12,887	15,143
Other current assets	401	340
Due from MSAs	4,797	5,006
Total current assets	18,590	21,394
Equity method investments	273	310
Fixed assets	66	76
Operating lease right of use asset, net	617	672
Finance lease right of use asset, net	305	382
Intangibles, net	293	390
Goodwill	1,025	1,025
Total assets	$21,169	$24,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,615	$2,919
Current portion of debt	2,620	965
Current portion of lease liability	524	550
Current portion of acquisition liability	306	306
Other current liabilities	136	231
Total current liabilities	7,201	4,971
Lease liability, net of current portion	826	964
Debt, net of current portion	10,429	11,874
Acquisition liability	102	179
Deferred tax liability, net	1,170	796
Total liabilities	19,728	18,784
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 9,000,000 shares authorized; 1,101,098 and 1,051,098 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively	22	21
Additional paid-in capital	50,289	50,000
Accumulated deficit	(48,870)	(44,556)
Total shareholders’ equity	1,441	5,465
Total liabilities and shareholders’ equity	$21,169	$24,249

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Technical services	$1,234	$1,396
Professional services	1,874	2,473
Other	444	832
Total revenue	3,552	4,701
Cost of revenues, excluding depreciation and amortization	3,373	3,877
Gross margin	179	824
Operating expenses
General and administrative	3,211	4,241
Sales and marketing	128	252
Depreciation and amortization	184	258
Total operating expenses	3,523	4,751
Loss from operations	(3,344)	(3,927)
Other income (expenses)
Income from equity method investments	25	5
Gain on Paycheck Protection Program loan forgiveness	—	1,665
Other expense, net	58	38
Accretion expense	(170)	(170)
Interest expense, net	(509)	(407)
Total other expense	(596)	1,131
Loss before income taxes	(3,940)	(2,796)
Income tax (expense) benefit	(374)	337
Net loss	$(4,314)	$(2,459)
Loss per share
Basic	$(4.09)	$(3.81)
Diluted	$(4.09)	$(3.81)
Weighted average number of shares used in per share calculation – basic	1,054,933	645,950
Weighted average number of shares used in per share calculation – diluted	1,054,933	645,950

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(4,314)	$(2,459)
Adjustments to reconcile net loss to net cash used in operating activities
Income from equity method investments	(25)	(5)
Stock-based compensation	(10)	323
Depreciation and amortization	184	258
Amortization of debt issuance costs	39	40
Provision for stock option fair value	—	(23)
Gain on Paycheck Protection Program loan	—	(1,665)
Accretion expense	170	170
Change in operating assets and liabilities
Accounts receivable, net	2,256	1,351
Prepaid expenses	(61)	(248)
Right of use assets	135	80
Accounts payable and accrued liabilities	697	467
Due from MSAs	234	(66)
Lease liability	(244)	(171)
Income taxes	374	(358)
Other assets and liabilities	(95)	(15)
Net cash used in operating activities	(660)	(2,321)
Cash flows from investing activities
Purchase of fixed assets	—	(26)
Net cash paid for acquisitions	(77)	(51)
Distributions received from equity method investments	37	35
Net cash used in investing activities	(40)	(42)
Cash flows from financing activities
Proceeds from exercise of stock options	—	4
Proceeds from share issuance, net	300	—
Net cash provided by financing activities	300	4
Decrease in cash	(400)	(2,359)
Cash at beginning of period	905	4,020
Cash at end of period	$505	$1,661
Supplemental cash flow information
Interest paid	$550	$410
Income taxes paid	$—	$—
Supplemental non-cash flow information
Purchase of equipment with finance leases	$—	$79

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity
Balances, December 31, 2021	645,943	$13	$43,387	$(14,444)	$28,956
Exercise of stock options	40	—	4	—	4
Stock-based compensation	—	—	323	—	323
Net loss	—	—	—	(2,459)	(2,459)
Balances, March 31, 2022	645,983	$13	$43,714	$(16,903)	$26,824

Balances, December 31, 2022	1,051,098	$21	$50,000	$(44,556)	$5,465
Share issuance, net	50,000	1	299	—	300
Stock-based compensation	—	—	(10)	—	(10)
Net loss	—	—	—	(4,314)	(4,314)
Balances, March 31, 2023	1,101,098	$22	$50,289	$(48,870)	$1,441

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.NATURE OF OPERATIONS

Assure Holdings Corp., through its two indirect wholly-owned subsidiaries, Assure Neuromonitoring, LLC (“Neuromonitoring”) and Assure Networks, LLC (“Networks”) (“Assure” or the “Company”), provides technical and professional intraoperative neuromonitoring (“IONM”) surgical support services for neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat, and other surgical procedures that place the nervous system at risk. These services have been recognized as the standard of care by hospitals and surgeons for risk mitigation. Assure Holdings, Inc., a wholly owned subsidiary, employs most of the corporate employees and performs various corporate services on behalf of the consolidated Company. Assure Neuromonitoring employs interoperative neurophysiologists (“INP”) who utilize technical equipment and their technical training to monitor evoked potentials (”EPS”), electroencephalographic (“EEG”) and electromyography (“EMG”) signals during surgical procedures and to pre-emptively notify the underlying surgeon of any nervous related issues that are identified. The INPs perform their services in the operating room during the surgeries. The INPs are certified by a third-party accreditation agency.

The Company was originally incorporated in Colorado on November 7, 2016. In conjunction with a reverse merger, the Company was redomiciled in Nevada on May 16, 2017.

Neuromonitoring was formed on August 25, 2015 in Colorado and currently has multiple wholly-owned subsidiaries. The Company’s services are sold in the United States, directly through the Company.

Networks was formed on November 7, 2016 in Colorado and holds varying ownerships interests in numerous Provider Network Entities (“PEs”), which are professional IONM entities. These entities are accounted for under the equity method of accounting. Additionally, Networks manages other PEs that Networks does not have an ownership interest and charges those PEs a management feels during surgical procedures and to pre-emptively notify the underlying surgeon of any nervous related issues that are identified. The INPs perform their services in the operating room during the surgeries. The INPs are certified by a third-party accreditation agency.

2.BASIS OF PRESENTATION

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and majority-owned entities. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. For entities in which management has determined the Company does not have a controlling financial interest but has varying degrees of influence regarding operating policies of that entity, the Company’s investment is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The Company’s current cash balance and estimated cash from operations for the next 12 months is not sufficient to meet the Company’s working capital needs for the next 12 months. The Company intends to seek equity or debt financing and have implemented significant cost cutting measures to mitigate its going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing. The Company plans to file for a refund from the IRS under the CARES Act Employee Retention Credit program, however, there is no guarantee when, or if, these funds will be received during 2023. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. See Note 9 for discussion of equity financing.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounting Policies

There have been no changes to the Company’s significant accounting policies or recent accounting pronouncements during the three months ended March 31, 2023, as compared to the significant accounting policies disclosed in the 10-K for the year ended December 31, 2022 as filed on March 31, 2023.

On January 1, 2023, the Company adopted Accounting Standards Update No, 2016-13, Measurement of Credit Losses on Financial Instruments, and its related amendments using the prospective method.    The new standard requires the use of a current expected credit loss impairment model to develop and recognize credit losses for financial instruments at amortized cost when the asset is first originated or acquired, and each subsequent reporting period. The adoption of this standard did not have a material impact to the Company’s 2023 financial statements.

Common Stock Reverse Split

During March 2023, the Company effectuated a twenty -for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect the stock split. See Note 6 for additional discussion.

Reclassifications

Certain amounts for the three months ended March 31, 2022 have been reclassified to conform to the 2023 presentation.

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

The Company’s revenue disaggregated by payor is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Commercial insurance	$1,796	$2,824
Facility billing	1,312	1,045
Managed service agreements and other	444	832
Total	$3,552	$4,701

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounts Receivable

A summary of the accounts receivable, net, by revenue stream is as follows (in thousands):

	March 31,	December 31,
	2023	2022

Technical service	$2,614	$3,072
Professional service	10,067	11,829
Other	206	242
Total accounts receivable, net	$12,887	$15,143

The concentration of accounts receivable, net, by payor as a percentage of total accounts receivable is as follows:

	As of March 31,	As of December 31,
	2023	2022

Commercial insurance	88%	84%
Facility billing	8%	9%
Other	4%	7%
Total	100%	100%

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The condensed consolidated balance sheets include the following amounts for right of use (“ROU”) assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Operating	$617	$672
Finance	305	382
Total	$922	$1,054

Finance lease assets are reported net of accumulated amortization of $2.5 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively.

The following are the components of lease cost for operating and finance leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost:
Operating leases:
Amortization of ROU assets	$77	$77
Interest on lease liabilities	19	23
Total operating lease cost	96	100
Finance leases:
Amortization of ROU assets	77	169
Interest on lease liabilities	14	24
Total finance lease cost	91	193
Total lease cost	$187	$293

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	March 31, 2023	March 31, 2022
Weighted average remaining lease term (years):
Operating leases	2.5	3.5
Finance leases	1.9	2.9
Weighted average discount rate (%):
Operating leases	5.6	10.0
Finance leases	9.2	7.8

Future minimum lease payments and related lease liabilities as of March 31, 2023 were as follows (in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder of 2023	$219	$247	$466
2024	328	268	596
2025	279	153	432
2026	—	23	23
Total lease payments	826	691	1,517
Less: imputed interest	(104)	(63)	(167)
Present value of lease liabilities	722	628	1,350

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Less: current portion of lease liabilities	243	281	524
Noncurrent lease liabilities	$479	$347	$826

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

5. DEBT

The Company’s debt obligations are summarized as follows:

	March 31,	December 31,
	2023	2022
Face value of convertible debenture	$3,450	$3,450
Less: principal converted to common shares	(60)	(60)
Less: deemed fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	1,181	1,086
Total convertible debt	3,048	2,953

Face value of Centurion debenture	11,000	11,000
Less: deemed fair value ascribed to warrants	(1,204)	(1,204)
Plus: accretion of implied interest	552	476
Less: net debt issuance costs	(347)	(386)
Total Centurion debt	10,001	9,886
Total debt	13,049	12,839
Less: current portion of debt	(2,620)	(965)
Long-term debt	$10,429	$11,874

The following table depicts accretion expense and interest expense (excluding debt issuance cost amortization) related to the Company’s debt obligations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Accretion expense
Convertible debenture	$95	$95
Centurion debenture	75	75
	$170	$170

Debt issuance cost amortization
Centurion debenture	$39	$40

Interest paid
Convertible debenture	$174	$77
Centurion debenture	376	263
	$550	$340

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2023, future minimum principal payments are summarized as follows (in thousands):

	Convertible
	Debt	Debenture
2023	$2,560	$—
2024	830	—
2025	—	11,000
Total	3,390	11,000
Less: fair value ascribed to conversion feature and warrants	(1,523)	(1,204)
Plus: accretion and implied interest	1,181	552
Less: net debt issuance costs	—	(347)
	$3,048	$10,001

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, with an original maturity date of February 25, 2026 (the “PPP Loan”). The PPP Loan carried an interest rate of 1.0% per annum, with principal and interest payments due on the first day of each month, with payments commencing on the earlier of: (i) the day the amount of loan forgiveness granted to Assure was remitted by the Small Business Administration to the Bank of Oklahoma; or (ii) 10 months after the end of the 24-week period following the grant of the PPP Loan. Under the terms of the PPP Loan, all or a portion of the PPP Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the 24-week period following the loan origination date and the proceeds of the PPP Loan were spent on payroll costs, rent or lease agreements dated before February 15, 2020, and utility payments arising under service agreements dated before February 15, 2020. The Company submitted its application for forgiveness of the PPP Loan during the fourth quarter of 2021 and in January 2022, the Company received forgiveness of the $1.7 million PPP Loan resulting in no balance due.

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

The fair value of the convertible debt was determined to be $1.7 million, the conversion feature $1.2 million and the warrants $600 thousand.  The difference between the fair value of the debt of $1.7 million and the face value of convertible debt of $3.5 million is being accreted over the four-year life of the CD Units.

Centurion Debt

In June 2021, Assure issued a debenture to Centurion (the “Debenture”) with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  Additionally, the Company issued 13,750 warrants with an exercise price of $7.55 which expire on June 14, 2025. During November 2021, the Company and Centurion entered into an amendment to allow the Senior Short Term Acquisition Line to be utilized for organic growth and general working capital purposes. Under the terms and conditions of the debt arrangement, Centurion modified their debt covenant calculations to allow bad debt expense to be excluded.  The Company’s was in compliance with the debt covenants as of March 31, 2023.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

6. SHARE CAPITAL

Common stock

Common stock: 9,000,000 authorized; $0.001 par value. As of March 31, 2023, and December 31, 2022, there were 1,101,098 and 1,051,098 shares of common stock issued and outstanding, respectively.

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

Share Issuance

During March 2023, the Company completed a private placement for 50,000 common shares at $6.00 per common shares for gross proceeds of $300 thousand.

Stock options

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

In November 2021, the Company adopted and approved the 2021 Stock Incentive Plan and the 2021 Employee Stock Purchase Plan. The intent of the Company and the Board of Directors is that while the Amended 2020 Stock Option Plan and the 2020 Equity Incentive Plan will continue in existence in relation to the options and awards previously granted, the Board will not grant future options or awards thereunder. Instead, only the 2021 Stock Incentive Plan will be used for the grant of options and awards to eligible participants.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2023, there was 40,940 stock options outstanding under the Amended Stock Option Plan.  No additional stock options will be issued under the Amended Stock Option Plan.  As of March 31, 2023, there was 4,000 stock options outstanding and an aggregate of 96,000 shares of common stock were available for issuance under the 2021 Stock Option Plan. As of March 31, 2023, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the 2021 Stock Option Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2021	60,212	$111.20	3.60
Options granted	6,500	$103.20
Options exercised	(40)	$100.80
Options canceled / expired	(17,632)	$50.20
Balance at December 31, 2022	49,040	$129.60	2.8
Options canceled / expired	(4,100)	$112.72
Balance at March 31, 2023	44,940	$131.09	2.4	$—
Vested and exercisable at March 31, 2023	34,900	$134.36	2.2	$—

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at March 31, 2023:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
750	4.8	$180.00	750	$180.00
4,200	0.5	$180.00	4,200	$180.00
7,290	0.8	$156.00	7,290	$156.00
3,395	1.5	$128.00	3,395	$128.00
3,900	2.7	$97.00	2,860	$97.00
12,255	2.8	$106.00	9,174	$106.00
1,500	3.0	$112.00	900	$112.00
7,650	3.5	$153.00	4,465	$153.00
4,000	3.9	$103.20	1,866	$103.20
44,940	2.4	$131.09	34,900	$134.36

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of options. The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis and is included as a component of general and administrative expense in the consolidated statements of operations. The assumptions used in the model include expected

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following assumptions were used to value the awards granted during the three months ended March 31, 2022:

Expected life (in years)	5.0
Risk-free interest rate	1.7%
Dividend yield	—%
Expected volatility	132%

Stock-based compensation (benefit) expense for the three months ended March 31, 2023 and 2022 was $(10) thousand and $323 thousand, respectively. The stock-based compensation benefit for the three months ended March 31, 2023, was related to the reversal of expense due to stock option forfeitures and cancellations. As of March 31, 2023, there was approximately $1.3 million of total unrecognized compensation cost related to 10,040 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 3.2 years.

Warrants

The following table details warrant activity for the three months ended March 31, 2023:

Number of Warrants outstanding
Balance at December 31, 2021	197,000
Debenture, warrants issued	9,000
Balance at December 31, 2022	206,000
Warrants cancelled	(9,830)
Balance at March 31, 2023	196,170

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes warrants issued by transaction type:

Number of Warrants outstanding
Convertible debt, warrants issued (Note 5)	9,841
Debenture, warrants issued (Note 5)	13,750
Other warrants issued	9,000
December 2020 equity financing warrants issued (1)	163,579
Total warrant outstanding	196,170

(1)	For a complete discussion of the warrants issued during December 2020, see Note 11 to the consolidated financial statement for the year ended December 31, 2021 as filed on Form 10-K on March 14, 2022.

7. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,314)	$(2,459)
Basic weighted average common stock outstanding	1,054,933	645,950
Basic loss per share	$(4.09)	$(3.81)
Net loss	$(4,314)	$(2,459)
Dilutive weighted average common stock outstanding	1,054,933	645,950
Diluted loss per share	$(4.09)	$(3.81)

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

Stock options to purchase 44,900 and 65,890 shares of common stock and warrants to purchase 196,170 and 197,000 shares of common stock were outstanding at March 31, 2023 and 2022 that were not included in the computation of diluted weighted average common stock outstanding because their effect would have been anti-dilutive.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In April 2022, the U.S. Department of Justice (“DOJ)” issued Civil Investigative Demands which seek information with respect to a civil investigation under the Anti-kickback Statute and the False Claims Act.  The Company voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions.  While the Company’s policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company utilized at that time submitted some claims to Medicare Advantage plans administered by commercial insurance companies.  The Company has worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies and believes it has returned substantially all such payments that it has discovered to date, totaling approximately $450 thousand.  The DOJ has not made any allegations in the investigation, and the Company is currently unable to predict the eventual scope, ultimate timing, or outcome of this investigation. As a result, the Company is unable to estimate the amount or range of any potential loss, if any, arising from this investigation.

9. SUBSEQUENT EVENT

On May 12, 2023, the Company announced the pricing of an underwritten public offering of 5,000,000 shares of its common stock (or prefunded warrants in lieu thereof) at an offering price to the public of $1.20 per share (or $1.199 per pre-funded warrant). The pre-funded warrants will be immediately exercisable at a nominal exercise price of $0.001 or on a cashless basis and may be exercised at any time until all of the pre-funded warrants are exercised in full. The closing of the offering is expected to occur on or about May 16, 2023, subject to the satisfaction of customary closing conditions.

The gross proceeds to the Company from the offering are expected to be approximately $6 million, before deducting the underwriters’ fees and other offering expenses payable by Assure. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital, marketing, product development and capital expenditures.

The Company has granted the underwriters in the offering a 45-day option to purchase up to 750,000 additional shares of the Company’s common stock and/or pre-funded warrants, in any combination thereof, from the Company at the public offering price, less underwriting discounts and commissions, solely to cover over-allotments, if any.

The securities were offered pursuant to the Company’s registration statement on Form S-1 (File No. 333-269438), which was declared effective by the United States Securities and Exchange Commission (“SEC”) on May 11, 2023. The offering is being made only by means of a prospectus which is a part of the effective registration statement. A final prospectus relating to the offering will be filed with the SEC and will be available on the SEC’s website at www.sec.gov. Electronic copies of the final prospectus may be obtained, when available, from Joseph Gunnar & Co., LLC, 30 Broad Street, 11th Floor, New York, NY 10004, Attn: Syndicate Department, by phone (212) 440-9600.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2022 found in the annual report on Form 10-K filed by Assure Holdings Corp. on March 31, 2023 (the “Form 10-K”).

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations and business prospects, are forward-looking statements  and may be identified by the use of words including, but not limited to the following; “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue,” or the negative thereof or other variations thereon or comparable terminology.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value, and effect, including those discussed under the heading “Risk Factors” in our annual report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Quarterly Report, references to “Assure,” the “Company,” “we,” “our,” or “us” mean Assure Holdings Corp., and consolidated subsidiaries, or any one or more of them, as the context requires.

OVERVIEW

Assure is a provider of remote neurology services. The Company delivers a turnkey suite of clinical and operational services to support surgeons and medical facilities during invasive surgical procedures. Intraoperative neuromonitoring (“IONM”) has been well established as a standard of care and risk mitigation tool for various surgical verticals such as neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat (“ENT”), and other surgical procures that place the nervous system at risk. Accredited by The Joint Commission, Assure’s mission is to provide exceptional surgical care and help make invasive surgeries safer. Our strategy focuses on utilizing best of class personnel and partners to deliver outcomes that are beneficial to all stakeholders including patients, surgeons, hospitals, insurers, and stockholders.

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

Historically, the foundation of Assure’s business has been providing the Technical Component of IONM via our INP staff. We employ highly trained INPs, which provide a direct point of contact in the operating room during the surgeries to relay critical information to the surgical team. In this one-to-one business model, Assure pairs a team of INPs with third-party surgeons to promote a level of familiarity, comfort and efficiency between the surgeon and the INP. Each INP can support approximately 200 cases annually. Our INPs monitor the surgical procedure using state of the art, commercially available, diagnostic medical equipment. Assure INP’s are certified by a third-party accreditation board, ABRET Neurodiagnostic Credentialing and Accreditation (“ABRET”). The success of our service depends upon the timely recognition and successful interpretation of the data signals by our INPs and remote supervisors to quickly determine if the patient is experiencing a deficiency and advise the surgeon to determine if surgical intervention is required to positively impact the patient and surgery. While, employing this model, Assure has rapidly expanded its business, supporting approximately 1,600 managed cases in 2017 to approximately 21,600 in 2022. During the three months ended March 31, 2023, Assure supported approximately 5,200 managed cases.

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

The Professional Component of IONM is provided via tele-neurology services under a one-to-many business model, and as a result, has a different financial profile than the Technical Component. Supervising practitioners provide tele-neurology services from an off-site location and maintain the ability to monitor multiple surgical cases simultaneously. As a result, each supervising practitioner has the ability to monitor approximately 2,500 or more cases annually. In 2022, Assure performed approximately 21,600 total managed cases including managing approximately 2,500 remote neurology cases. During the three months ended March 31, 2023, Assure performed approximately 5,200 total managed cases.

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

Over the past three years, Assure has built a platform to support our future growth and development. The attributes of our platform include: maintaining exceptional clinical operations, automating our revenue cycle management function and collecting cash faster, boosting managed care through the signing of in-network agreements with insurance payors, minimizing operational bottlenecks, particularly around onboarding and credentialing, instituting an ongoing training and development program for clinical staff to ensure we maintain industry-leading skills and performance, and successful execution of a merger and acquisition (“M&A”) strategy in a highly fragmented market that has led to four accretive transactions over the past three years. This platform was built with the intent of having these key functional areas support IONM in our key surgical verticals including within IONM: spine, neurosurgery, vascular, ENT and orthopedic. As we transition to becoming a provider of tele-neurology services, we believe our expertise in IONM will assist us in entering adjacent markets in which Assure supervising practitioners can also provide patient services. The Company plans to provide services in new verticals including EEG, epilepsy, sleep study and stroke by leveraging key competencies we have built over the past three years.

In 2023, Assure provided IONM services for approximately 140 surgeons in 95 hospitals and surgery centers (which we refer to as “Procedure Facilities”) across the Company’s operational footprint. Our continued organic geographic expansion initiatives, including facility-wide outsourcing agreements with medical facilities and hospital networks, potential for selective acquisitions, and the extension of our platform into tele-neurology services, is expected to generate substantial growth opportunities going forward.

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

We bill, collect, and retain 100% of the revenue associated with the Technical Component of the services we provide. For the Professional Component, when the supervising practitioner is an Assure employee or where we own 100% of the entity managing the procedure, the Company bills, collects and retains 100% of the revenue. In instances in which the Professional Component is provided via MSAs with surgeons or through agreements with Professional Entities (“PEs”), we engage in a revenue share based on the percentage outlined in the underlying agreement. Assure is taking steps to reduce business associated with MSAs.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table provides selected financial information from the condensed consolidated financial statements of income for the three months ended March 31, 2023 and 2022. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
Revenue
Technical services	$1,234	$1,396	$(162)	(12)%
Professional services	1,874	2,473	(599)	(24)%
Other	444	832	(388)	(47)%
Total revenue	3,552	4,701	(1,149)	(24)%
Cost of revenues, excluding depreciation and amortization	3,373	3,877	(504)	(13)%
Gross margin	179	824	(645)	(78)%
Operating expenses
General and administrative	3,211	4,241	(1,030)	(24)%
Sales and marketing	128	252	(124)	(49)%
Depreciation and amortization	184	258	(74)	(29)%
Total operating expenses	3,523	4,751	(1,228)	(26)%
Loss from operations	(3,344)	(3,927)	583	15%
Other income (expenses)
Income from equity method investments	25	5	20	(400)%
Gain on Paycheck Protection Program loan	—	1,665	(1,665)	100%
Other expense, net	58	38	20	53%
Accretion expense	(170)	(170)	—	—%
Interest expense, net	(509)	(407)	(102)	25%
Total other expense	(596)	1,131	(1,727)	(153)%
Loss before income taxes	(3,940)	(2,796)	(1,144)	(41)%
Income tax (expense) benefit	(374)	337	(711)	(211)%
Net loss	$(4,314)	$(2,459)	$(1,855)	(75)%
Loss per share
Basic	$(4.09)	$(3.81)	$(0.28)	(7)%
Diluted	$(4.09)	$(3.81)	$(0.28)	(7)%
Weighted average number shares – basic	1,054,933	645,950	408,983	63%
Weighted average number shares – diluted	1,054,933	645,950	408,983	63%

Revenue

Total revenues for the three months ended March 31, 2023 and 2022, were $3.6 million and $4.7 million, respectively, net of implicit price concessions. For the three months ended March 31, 2023 and 2022, we recorded an allowance for implicit price concessions of $1.2 million and $4.4 million, respectively.  Gross revenue for the three months ended March 31, 2023 and 2022, prior to the application of implicit price concessions, totaled $4.8 million and $9.1 million, respectively.  The decrease in gross revenue is primarily related to a decrease in the revenue accrual rate, partially offset by an increase in managed case volume of approximately 100 from over 5,100 during the three months ended March 31, 2022 to approximately 5,200 in the same period of 2023.  The increase in managed cases is primarily related to the Company’s expansion into remote neurology.  These gains were partially counteracted by Assure’s decision to exit certain markets. The Company utilized market intelligence and data warehousing analytics it did not previously possess to inform our decision to exit certain lower performing markets that were dragging down the Company’s average revenue per case. Assure’s go-forward strategy is anchored on achieving the benefit of scale in geographies underpinned by above average reimbursement.

Gross Revenue. Gross revenue for the three months ended March 31, 2023 was negatively impacted by implicit price concessions related to aged claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months. As such, the Company estimated the portion of the Company’s accounts receivable that may become uncollectible due to age, or the implicit price concessions, is $1.2 million for the three months ended March 31, 2023. The Company reserves accounts receivable beginning in the fifth quarter after date of service and continuing to increase the reserve percentage until the receivable is aged to 24 months and a day at which point it is fully reserved. Going forward, as the Company continues to accelerate its cash receipts there will be less accounts receivable at risk. Management has designated a tactical team to specifically pursue these reserved claims.

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

Cost of revenues, excluding depreciation and amortization

Cost of revenues, excluding depreciation and amortization, for the three months ended March 31, 2023, were $3.4 million compared to $3.9 million for the same period in 2022, a 13% decrease. Cost of revenues consist primarily of the cost of our internal billing and collection department, internal and external collection costs, technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The decrease in costs of revenues is primarily related to the Company’s efforts focused on reducing the Company’s average cost of delivery in providing our services, both on the technologist and the remote neurology parts of the business.

General and administrative

General and administrative expenses were $3.2 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively. The decrease is primarily related to lower employee costs due to a decrease in headcount and a decrease in stock based compensation due to the reversal of stock based compensation expense related to forfeitures and cancellations of stock options.

Gain on Paycheck Protection Program loan forgiveness

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.7 million. During January 2022, the Company was granted forgiveness of the PPP Loan. As of March 31, 2022, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million. There were no similar transactions during the three months ended March 31, 2023.

Accretion expense

The Company recorded non-cash accretion expense of $170 thousand for the three months ended March 31, 2023 and 2022, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $95 thousand for each period related to the convertible debt and $75 thousand for each period related to the debenture issued to Centurion Financial Trust pursuant to a commitment letter dated March 8, 2021 (“Centurion Debenture”).

Interest expense, net

Interest expense, net was $509 thousand for the three months ended Mach 31, 2023 compared to $407 thousand for the three months ended March 31, 2022. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $77 and $77 for the three months ended March 31, 2023 and 2022 related to the convertible debt, respectively, and $376 thousand and $263 thousand for the three months ended March 31, 2023 and 2022, respectively, for the Centurion Debenture.

Income tax (expense) benefit

For the three months ended March 31, 2023, income tax expense was $0.4 million and compared income tax benefit of $337 thousand for the three months ended March 31, 2022. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Funding Requirements

Our cash position as of March 31, 2023 was $505 thousand compared to the December 31, 2022 cash balance of $905 thousand. Working capital was $11.4 million as of March 31, 2023 compared to $16.4 million at December 31, 2022. Our working capital balance and our estimated cash flows from operations during 2023 will not support our operating activities and our obligations for the next 12 months. We intend to seek equity or debt financing and have implemented significant cost cutting measures to mitigate our going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing. We plan to apply for a $3.2 million refund under the CARES Act Employee Retention Credit program, however there is no guarantee when, or if, these funds will be received during 2023. Furthermore, our independent registered public accountants have expressed that substantial doubt exists as to the Company’s ability to continue as a going concern. See Item 8. Report of Independent Registered Public Accountant in our Annual Report on Form 10-K as filed with the SEC on March 31, 2023 for further discussion.

On October 11, 2022, we received a notification letter from The Nasdaq Stock Market stating that we were not in compliance with the Minimum Bid Price Requirement, which requires our listed securities to maintain a minimum bid price of $1.00 per share. During March 2023, the Company effectuated a twenty-for-one reverse split in order to comply with the Minimum Bid Price Requirement. On March 24, 2023, received confirmation from The Nasdaq Stock Market that it has regained compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2) and currently meets all other applicable criteria for continued listing. However, there is no guarantee our common stock will not fall below the minimum bid price of $1.00 per share in the future.  A delisting from The Nasdaq Stock Market would negatively impact our ability to raise additional capital through equity financings on acceptable terms in order to meet our plan of continued growth.

We are also dependent on Centurion Financial Trust granting us certain add-backs and other one-time adjustments in the calculation of our financial covenants related to EBITDA related to the Centurion Debenture and if we are not granted such allowances we may not meet our financial covenants which could result in a default on our obligations and the lender could foreclose on our assets if we cannot otherwise payoff the debt. We currently owe approximately $11 million in face amount on the debentures with Centurion Financial Trust and an additional approximately $3.45 million in convertible debentures.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations.

Cash flows from operating activities

For the three months ended March 31, 2023, we collected approximately $4.5 million of cash from operations compared to collecting approximately $5.6 million in the same prior year period. As of March 31, 2023, accounts receivable, which are recorded net of implicit price concessions, was $13.0 million compared to $15.1 million at December 31, 2022. The decrease in our accounts receivable balance during 2023 is primarily related to the increased velocity of cash receipts and implicit price concession charges.

Cash used in operating activities for the three months ended March 31, 2023, was $660 thousand compared to $2.3 million for the same period in the preceding year. Cash was used to fund operations and to fund our growth strategy.

In October 2022, we experienced a meaningful decrease in the Texas reimbursement benchmark, which has been utilized in state arbitration claims to great success through September of this year. Texas state arbitration reimbursement has realigned to a level much closer to the state average across our operational footprint based on our arbitration experience. Since Texas represents approximately 60% of our patient volume, we expect to remain focused on participation rates for state arbitrations in Texas.

Cash flows used in investing activities

Cash used in investing activities of $40 thousand for the three months ended March 31, 2023, was related the PE distributions of $37 thousand, offset by payments related to acquisition liabilities of $77 thousand. Cash used in investing activities of $42 thousand for the three months ended March 31, 2022 was related the PE distributions of $35 thousand, offset by payments related to acquisition liabilities of $51 thousand and fixed asset purchases of $26 thousand.

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

Cash flows from financing activities

Cash provided by financing activities of $300 thousand for the three months ended March 31, 2023 resulted from a private placement of 50,000 common shares at a price of $6.00 per common share. Cash provided by financing activities of $4 thousand for the three months ended March 31, 2022 was due to stock option exercises.

Off-Balance Sheet Arrangements

We have no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to revenue, accounts receivable, stock based compensation, acquired intangible assets, goodwill, and income taxes, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation” and Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2023 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(b) and 2(c) are not applicable.

Item 2(a) – Stock Issuances - The table set forth below discloses equity securities of the Company that were issued on an unregistered basis during the quarter ended March 31, 2023.

Date of Issuance	Title and Amount of Securities	Consideration Received	Exemption Claimed
March 3, 2023	50,000 shares of common stock	$300,000 cash from private investor	Exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, based on the representations of the private investor

February 2, 2023	5,000 shares of common stock	Financial advisory services from Benchmark Capital Partners	Exempt pursuant to Section 4(a)(2) of the Securities Act based on the representations of the investor

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Change of Assure Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 3, 2023)
3.2	Amended and Restated Bylaws of Assure Holdings Corp. (incorporated by reference to the Company’s 10-Q filed with the SEC on November 15, 2021)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: May 15, 2023		Date: May 15, 2023