Form 10-Q
period 2023-06-30
Assure Holdings Corp.
filed 2023-08-14
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

The number of the registrant’s shares of common stock outstanding as of August 11, 2023 was 5,422,014.

ASSURE HOLDINGS CORP.

FORM 10Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par amounts)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$3,149	$905
Accounts receivable, net	9,088	15,143
Other current assets	960	340
Due from MSAs	4,706	5,006
Total current assets	17,903	21,394
Equity method investments	278	310
Fixed assets	57	76
Operating lease right of use asset, net	561	672
Finance lease right of use asset, net	230	382
Intangibles, net	195	390
Goodwill	1,025	1,025
Total assets	$20,249	$24,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,427	$2,919
Current portion of debt	2,620	965
Current portion of lease liability	542	550
Current portion of acquisition liability	306	306
Other current liabilities	—	231
Total current liabilities	6,895	4,971
Lease liability, net of current portion	694	964
Debt, net of current portion	10,638	11,874
Acquisition liability	77	179
Deferred tax liability, net	617	796
Total liabilities	18,921	18,784
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value; 9,000,000 shares authorized; 5,422,014 and 1,051,098 shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively	26	21
Additional paid-in capital	55,434	50,000
Accumulated deficit	(54,132)	(44,556)
Total shareholders’ equity	1,328	5,465
Total liabilities and shareholders’ equity	$20,249	$24,249

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Technical services	$134	$67	$1,368	$1,463
Professional services	839	854	2,713	3,327
Other	570	724	1,014	1,556
Total revenue	1,543	1,645	5,095	6,346
Cost of revenues, excluding depreciation and amortization	3,402	4,002	6,775	7,879
Gross margin	(1,859)	(2,357)	(1,680)	(1,533)
Operating expenses
General and administrative	3,355	3,596	6,566	7,837
Sales and marketing	69	238	197	490
Depreciation and amortization	181	260	365	518
Total operating expenses	3,605	4,094	7,128	8,845
Loss from operations	(5,464)	(6,451)	(8,808)	(10,378)
Other income (expenses)
Income from equity method investments	13	4	38	9
Gain on Paycheck Protection Program loan forgiveness	—	—	—	1,665
Other expense, net	324	28	382	66
Accretion expense	(171)	(171)	(341)	(341)
Interest expense, net	(509)	(439)	(1,018)	(846)
Total other expense	(343)	(578)	(939)	553
Loss before income taxes	(5,807)	(7,029)	(9,747)	(9,825)
Income tax benefit	545	2,303	171	2,640
Net loss	$(5,262)	$(4,726)	$(9,576)	$(7,185)
Loss per share
Basic	$(1.63)	$(7.32)	$(4.45)	$(11.12)
Diluted	$(1.63)	$(7.32)	$(4.45)	$(11.12)
Weighted average number of shares used in per share calculation – basic	3,232,345	645,983	2,149,777	645,977
Weighted average number of shares used in per share calculation – diluted	3,232,345	645,983	2,149,777	645,977

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(9,576)	$(7,185)
Adjustments to reconcile net loss to net cash used in operating activities
Income from equity method investments	(38)	(9)
Stock-based compensation	56	572
Depreciation and amortization	365	518
Amortization of debt issuance costs	78	80
Provision for stock option fair value	—	(25)
Gain on Paycheck Protection Program loan	—	(1,665)
Accretion expense	341	341
Change in operating assets and liabilities
Accounts receivable, net	6,055	6,821
Prepaid expenses	(593)	(206)
Right of use assets	191	421
Accounts payable and accrued liabilities	507	1,182
Due from MSAs	337	(705)
Lease liability	(358)	(349)
Income taxes	(198)	(2,661)
Other assets and liabilities	(241)	(16)
Net cash used in operating activities	(3,074)	(2,886)
Cash flows from investing activities
Purchase of fixed assets	—	(26)
Net cash paid for acquisitions	(102)	(127)
Distributions received from equity method investments	37	50
Net cash used in investing activities	(65)	(103)
Cash flows from financing activities
Proceeds from exercise of stock options	—	4
Proceeds from share issuance, net	5,383	—
Net cash provided by financing activities	5,383	4
Increase (decrease) in cash	2,244	(2,985)
Cash at beginning of period	905	4,020
Cash at end of period	$3,149	$1,035
Supplemental cash flow information
Interest paid	$977	$769
Income taxes paid	$—	$—
Supplemental non-cash flow information
Purchase of equipment with finance leases	$—	$79

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity
Balances, March 31, 2022	645,983	$13	$43,714	$(16,903)	$26,824
Stock-based compensation	—	—	249	—	249
Net income	—	—	—	(4,726)	(4,726)
Balances, June 30, 2022	645,983	$13	$43,963	$(21,629)	$22,347

Balances, March 31, 2023	1,101,098	$22	$50,289	$(48,870)	$1,441
Share issuance, net	4,041,667	4	5,079	—	5,083
Stock-based compensation	268,081	—	66	—	66
Other	11,168	—	—	—	—
Net loss	—	—	—	(5,262)	(5,262)
Balances, June 30, 2023	5,422,014	$26	$55,434	$(54,132)	$1,328

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity
Balances, December 31, 2021	645,943	$13	$43,387	$(14,444)	$28,956
Exercise of stock options	40	—	4	—	4
Stock-based compensation	—	—	572	—	572
Net loss	—	—	—	(7,185)	(7,185)
Balances, June 30, 2022	645,983	$13	$43,963	$(21,629)	$22,347

Balances, December 31, 2022	1,051,098	$21	$50,000	$(44,556)	$5,465
Share issuance, net	4,091,667	5	5,378	—	5,383
Stock-based compensation	268,081	—	56	—	56
Other	11,168	—	—	—	—
Net loss	—	—	—	(9,576)	(9,576)
Balances, June 30, 2023	5,422,014	$26	$55,434	$(54,132)	$1,328

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

Networks was formed on November 7, 2016 in Colorado and holds varying ownerships interests in numerous Provider Network Entities (“PE”), which are professional IONM entities. These entities are accounted for under the equity method of accounting. Additionally, Networks manages other PEs that Networks does not have an ownership interest and charges those PEs a management fee.

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

Liquidity

The Company’s current cash balance and estimated cash from operations for the next 12 months is not sufficient to meet the Company’s working capital needs for the next 12 months. The Company intends to seek equity or debt financing and have implemented significant cost cutting measures to mitigate its going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute current stockholders. Financing may not be available on acceptable terms depending on market conditions at the time the Company seeks financing. The Company has filed for a refund from the IRS under the CARES Act Employee Retention Credit program, however, there is no guarantee when, or if, these funds will be received. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounting Policies

There have been no changes to the Company’s significant accounting policies or recent accounting pronouncements during the three and six months ended June 30, 2023, as compared to the significant accounting policies disclosed in the 10-K for the year ended December 31, 2022 as filed on March 31, 2023.

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

Reclassifications

Certain amounts for the three and months ended June 30, 2022 have been reclassified to conform to the 2023 presentation.

3. REVENUE

The Company disaggregates revenue from contracts with customers by revenue stream as this depicts the nature, amount, timing and uncertainty of its revenue and cash flows as affected by economic factors. Commercial insurance consists of neuromonitoring cases whereby a patient has healthcare insurance that we bill. Facility billing consists of neuromonitoring cases whereby the Company has an agreement to bill the medical facility for patients that do not have health care insurance.

The Company’s revenue disaggregated by payor is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Commercial insurance	$(243)	$(306)	$1,553	$2,518
Facility billing	1,216	1,227	2,528	2,272
Managed service agreements and other	570	724	1,014	1,556
Total	$1,543	$1,645	$5,095	$6,346

The negative revenue for the three months ended June 30, 2023 and 2022 is related to implicit pricing concessions, including subsequent revisions of accrual rate estimates for services performed in previous periods, being greater than revenue generated for the period.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounts Receivable

A summary of the accounts receivable, net, by revenue stream is as follows (in thousands):

	June 30,	December 31,
	2023	2022

Technical service	$1,844	$3,072
Professional service	7,094	11,829
Other	150	242
Total accounts receivable, net	$9,088	$15,143

The concentration of accounts receivable, net, by payor as a percentage of total accounts receivable is as follows:

	As of June 30,	As of December 31,
	2023	2022

Commercial insurance	86%	84%
Facility billing	9%	9%
Other	5%	7%
Total	100%	100%

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The condensed consolidated balance sheets include the following amounts for right of use (“ROU”) assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Operating	$561	$672
Finance	230	382
Total	$791	$1,054

Finance lease assets are reported net of accumulated amortization of $2.5 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively.

The following are the components of lease cost for operating and finance leases (in thousands):

	Six Months Ended June 30,
	2023	2022
Lease cost:
Operating leases:
Amortization of ROU assets	$151	$154
Interest on lease liabilities	37	46
Total operating lease cost	188	200
Finance leases:
Amortization of ROU assets	152	291
Interest on lease liabilities	25	46
Total finance lease cost	177	337
Total lease cost	$365	$537

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	June 30, 2023	June 30, 2022
Weighted average remaining lease term (years):
Operating leases	2.3	3.3
Finance leases	2.2	2.7
Weighted average discount rate (%):
Operating leases	10.0	10.0
Finance leases	7.9	7.8

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future minimum lease payments and related lease liabilities as of June 30, 2023 were as follows (in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder of 2023	$162	$162	$324
2024	328	268	596
2025	279	153	432
2026	—	23	23
Total lease payments	769	606	1,375
Less: imputed interest	(88)	(51)	(139)
Present value of lease liabilities	681	555	1,236
Less: current portion of lease liabilities	261	281	542
Noncurrent lease liabilities	$420	$274	$694

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

5. DEBT

The Company’s debt obligations are summarized as follows:

	June 30,	December 31,
	2023	2022
Face value of convertible debenture	$3,450	$3,450
Less: principal converted to common shares	(60)	(60)
Less: deemed fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	1,277	1,086
Total convertible debt	3,144	2,953

Face value of Centurion debenture	11,000	11,000
Less: deemed fair value ascribed to warrants	(1,204)	(1,204)
Plus: accretion of implied interest	626	476
Less: net debt issuance costs	(308)	(386)
Total Centurion debt	10,114	9,886
Total debt	13,258	12,839
Less: current portion of debt	(2,620)	(965)
Long-term debt	$10,638	$11,874

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table depicts accretion expense and interest expense (excluding debt issuance cost amortization) related to the Company’s debt obligations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accretion expense
Convertible debenture	$95	$95	$191	$191
Centurion debenture	76	76	150	150
	$171	$171	$341	$341

Debt issuance cost amortization
Centurion debenture	$39	$40	$78	$80

Interest paid
Convertible debenture	$75	$77	$221	$221
Centurion debenture	380	284	756	548
	$455	$361	$977	$769

As of June 30, 2023, future minimum principal payments are summarized as follows (in thousands):

	Convertible
	Debt	Debenture
2023	$2,620	$—
2024	770	—
2025	—	11,000
Total	3,390	11,000
Less: fair value ascribed to conversion feature and warrants	(1,523)	(1,204)
Plus: accretion and implied interest	1,277	626
Less: net debt issuance costs	—	(308)
	$3,144	$10,114

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, with an original maturity date of February 25, 2026 (the “PPP Loan”). Under the terms of the PPP Loan, all or a portion of the PPP Loan could be forgiven if the Company maintains its employment and compensation within certain parameters during the 24-week period following the loan origination date and the proceeds of the PPP Loan were spent on payroll costs, rent or lease agreements dated before February 15, 2020, and utility payments arising under service agreements dated before February 15, 2020. In January 2022, the Company received forgiveness of the $1.7 million PPP Loan resulting in no balance due.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of the convertible debt was determined to be $1.7 million, the conversion feature $1.2 million and the warrants $600 thousand.  The difference between the fair value of the debt of $1.7 million and the face value of convertible debt of $3.5 million is being accreted over the four-year life of the CD Units.

Centurion Debt

In June 2021, Assure issued a debenture to Centurion (the “Debenture”) with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  Additionally, the Company issued 13,750 warrants with an exercise price of $7.55 which expire on June 14, 2025. During November 2021, the Company and Centurion entered into an amendment to allow the Senior Short Term Acquisition Line to be utilized for organic growth and general working capital purposes. Under the terms and conditions of the debt arrangement, Centurion modified their debt covenant calculations to allow bad debt expense to be excluded.  The Company’s was not in compliance with the debt covenants as of June 30, 2023. However, on August 11, 2023, the Company received a debt covenant waiver effective June 30, 2023. The Company expects similar waivers will be required from Centurion in future periods.

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

6. SHARE CAPITAL

Common stock

Common stock: 9,000,000 authorized; $0.001 par value. As of June 30, 2023, and December 31, 2022, there were 5,422,014 and 1,051,098 shares of common stock issued and outstanding, respectively.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Share Issuance

During March 2023, the Company completed a private placement for 50,000 common shares at $6.00 per common shares for gross proceeds of $300 thousand.

During May 2023, the Company completed its pricing of an underwritten public offering of 5,000,000 shares of common stock (or prefunded warrants in lieu thereof) at an offering price to the public of $1.20 per share (or $1.199 per pre-funded warrant). The pre-funded warrants will be immediately exercisable at a nominal exercise price of $0.001 or on a cashless basis and may be exercised at any time until all of the pre-funded warrants are exercised in full.

The gross proceeds to the Company from the offering of approximately $6 million, before deducting the underwriters’ fees and other offering expenses payable by Assure. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital, marketing, and capital expenditures.

The Company granted the underwriters in the offering a 45-day option to purchase up to 750,000 additional shares of the Company’s common stock and/or pre-funded warrants, in any combination thereof, from the Company at the public offering price, less underwriting discounts and commissions, solely to cover over-allotments, if any. No additional shares were issued under the allotment.

During June 2023, the Company issued 59,748 common shares to certain employees, directors and vendors in lieu of cash compensation.

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

As of June 30, 2023, there was 35,870 stock options outstanding under the Amended Stock Option Plan.  No additional stock options will be issued under the Amended Stock Option Plan.  As of June 30, 2023, there was 11,500 stock options outstanding and an aggregate of 88,500 shares of common stock were available for issuance under the 2021 Stock Option Plan. As of June 30, 2023, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the 2021 Stock Option Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2021	60,212	$111.20	3.60
Options granted	6,500	$103.20
Options exercised	(40)	$100.80
Options canceled / expired	(17,632)	$50.20
Balance at December 31, 2022	49,040	$129.60	2.8
Options granted	10,000	$0.86
Options canceled / expired	(11,670)	$122.54
Balance at June 30, 2023	47,370	$131.09	2.8	$—
Vested and exercisable at June 30, 2023	32,733	$134.36	2.2	$—

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at June 30, 2023:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
750	4.6	$180.00	750	$180.00
3,400	0.3	$180.00	3,400	$180.00
5,740	0.5	$156.00	5,740	$156.00
3,025	1.3	$128.00	3,025	$128.00
3,250	2.4	$97.00	2,383	$97.00
11,205	2.6	$106.00	8,550	$106.00
1,500	2.8	$112.00	1,100	$112.00
7,000	3.3	$153.00	5,085	$153.00
1,500	3.7	$103.20	700	$103.20
10,000	5.0	$0.86	2,000	$0.86
47,370	2.8	$131.09	32,733	$134.36

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following assumptions were used to value the awards granted during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Expected life (in years)	5.0	5.0
Risk-free interest rate	4.0%	1.7%
Dividend yield	—%	—%
Expected volatility	137%	132%

Stock-based compensation (benefit) expense for the three months ended June 30, 2023 and 2022 was $(316) thousand and $249 thousand, respectively. Stock-based compensation (benefit) expense for the six months ended June 30, 2023 and 2022 was $(365) thousand and $572 thousand, respectively. The stock-based compensation benefit for the three and six months ended June 30, 2023, was related to the reversal of expense due to stock option forfeitures and cancellations. As of June 30, 2023, there was approximately $1.2 million of total unrecognized compensation cost related to 14,637 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 3.0 years.

Warrants

The following table details warrant activity for the six months ended June 30, 2023:

Number of Warrants outstanding
Balance at December 31, 2021	197,000
Debenture, warrants issued	9,000
Balance at December 31, 2022	206,000
Warrants expired	(11,026)
Balance at June 30, 2023	194,974

The following table summarizes warrants outstanding by transaction type:

Number of Warrants outstanding
Convertible debt, warrants issued (Note 5)	8,645
Debenture, warrants issued (Note 5)	13,750
Other warrants issued	9,000
December 2020 equity financing warrants issued (1)	163,579
Total warrant outstanding	194,974

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	For a complete discussion of the warrants issued during December 2020, see Note 11 to the consolidated financial statement for the year ended December 31, 2021 as filed on Form 10-K on March 14, 2022.

7. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(5,262)	$(4,726)	$(9,576)	$(7,185)
Basic weighted average common stock outstanding	3,232,345	645,983	2,149,777	645,977
Basic loss per share	$(1.63)	$(7.32)	$(4.45)	$(11.12)
Net loss	$(5,262)	$(4,726)	$(9,576)	$(7,185)
Dilutive weighted average common stock outstanding	3,232,345	645,983	2,149,777	645,977
Diluted loss per share	$(1.63)	$(7.32)	$(4.45)	$(11.12)

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

Stock options to purchase 47,340 and 32,960 shares of common stock and warrants to purchase 194,974 and 197,000 shares of common stock were outstanding at June 30, 2023 and 2022 that were not included in the computation of diluted weighted average common stock outstanding because their effect would have been anti-dilutive.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

9. SUBSEQUENT EVENT

Nasdaq Notice

On July 25, 2023, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share (“Common Stock”), for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

The Notice has no immediate effect on the continued listing status of the Company's Common Stock on The Nasdaq Capital Market, and, therefore, the Company's listing remains fully effective.

The Company is provided a compliance period of 180 calendar days from the date of the Notice, or until January 22, 2024, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before January 22, 2024, the closing bid price of the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending January 22, 2024, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency.

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

Acquisition of Certain Assets of Innovation Neuromonitoring, LLC

On August 2, 2023, Assure Networks Texas Holdings II, LLC (“Purchaser”), a wholly owned subsidiary of Assure Networks, LLC, a wholly owned subsidiary of Assure Holdings Corp. (the “Company”), entered into an asset purchase agreement (the “Purchase Agreement”) with Innovation Neuromonitoring LLC (the “Seller”) and each of Anthony Casarez and Jason Ehrhardt (each a “Principal” and collectively, the “Principals”). Pursuant to the Purchase Agreement, Purchaser agreed to purchase certain assets of the Seller related to the Seller’s operating businesses that provide intraoperative neuromonitoring and related services (the “Business”). The acquired

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

assets include, but are not limited to, tangible personal property, inventory, records, contracts, licenses, warranties, intellectual property, goodwill, software, (collectively, the “Assets”). The acquisition of the Assets will close on or before August 15, 2023 (the “Closing”).

Subject to certain adjustments, the Assets are to be acquired for a purchase price of $1,200,000 payable as set forth below.

(1)	$800,000 in cash installment payments, in accordance with the following payment schedule:
a.	$100,000 was paid in cash in conjunction with the signing of the Letter of Intent and is subject to repayment if the transaction is not closed;
b.	$200,000 shall be paid at the closing minus $131,422.00, the amount that has been pre-paid to Seller, and also minus $34,000 which will be paid to Rhythmlink International, LLC, for amounts owed to Rhythmlink International, LLC, by Seller;
c.	$500,000 shall be paid in cash in twenty-four equal monthly installments, with the first installment being due on or before September 1, 2023, and the remaining installments being due on the first business day of each month thereafter, with the monthly installment subject to adjustment based on the performance of the Assets as set forth in the Purchase Agreement; and
(2)	$400,000 shall be paid in common stock of the Company, which is subject a six month lock-up (the “Shares”).

Pursuant to the Purchase Agreement, the Company agreed to register the Shares under the Securities Act of 1933 on a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission within 15 days of the Closing (collectively, the “Registrable Securities”) for resale by the Seller or Principals.

The Purchase Agreement contains customary representations, warranties and covenants from each of the parties. Under the Purchase Agreement, the Seller have agreed to indemnify us for (a) any misrepresentation, omission, or breach by Seller and/or Principals of any representation or warranty contained in the Purchase Agreement or in any of the documents executed and delivered by Seller and/or Principals pursuant thereto; (b) any nonperformance, failure to comply, or breach of or default by Seller and/or Principals of any covenant, promise, or agreement of Seller and/or Principals contained in the Purchase Agreement or in any of the documents executed and delivered by Seller and/or Principals pursuant thereto; (c) any and all debts, obligations, duties, or liabilities (including taxes) of Seller and/or Principals relating to the Business or any of the Assets, that arise prior to the effective time of the Purchase Agreement, and any debts, obligations, duties, or liabilities of Seller relating to any asset retained by Seller, regardless of whether any notice, invoices, or bills for such debts, obligations, duties, or liabilities are received on or after the Closing Date; and (d) any material matter, act, thing, or occurrence caused by or resulting from any act or omission of Seller and/or Principals prior to the effective time of the Purchase Agreement. Under the Purchase Agreement, Purchaser has agreed to indemnify the Seller and Principals for (a) any misrepresentation, omission, or breach by Purchaser of any representation or warranty contained in the Purchase Agreement or in any of the documents executed and delivered by Purchaser pursuant thereto; (b) any nonperformance, failure to comply, or breach of or default by Purchaser of any covenant, promise, or agreement of Purchaser contained in the Purchase Agreement or in any of the documents executed and delivered by Purchaser pursuant thereto; (c) any and all debts, obligations, duties, or liabilities including, without limitation, those assumed by Purchaser hereunder, relating, directly or indirectly to the business activity of the Business that arise after the effective time of the Purchase Agreement; and (d) any matter, act, thing, or occurrence caused by or resulting from any act or omission of Purchaser .

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

Historically, the foundation of Assure’s business has been providing the Technical Component of IONM via our INP staff. We employ highly trained INPs, which provide a direct point of contact in the operating room during the surgeries to relay critical information to the surgical team. In this one-to-one business model, Assure pairs a team of INPs with third-party surgeons to promote a level of familiarity, comfort and efficiency between the surgeon and the INP. Each INP can support approximately 200 cases annually. Our INPs monitor the surgical procedure using state of the art, commercially available, diagnostic medical equipment. Assure INP’s are certified by a third-party accreditation board, ABRET Neurodiagnostic Credentialing and Accreditation (“ABRET”). The success of our service depends upon the timely recognition and successful interpretation of the data signals by our INPs and remote supervisors to quickly determine if the patient is experiencing a deficiency and advise the surgeon to determine if surgical intervention is required to positively impact the patient and surgery. While, employing this model, Assure has rapidly expanded its business, supporting approximately 1,600 managed cases in 2017 to approximately 21,600 in 2022. During the six months ended June 30, 2023, Assure supported approximately 10,100 managed cases.

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

In 2023, Assure provided IONM services for approximately 159 surgeons in 100 hospitals and surgery centers (which we refer to as “Procedure Facilities”) across the Company’s operational footprint. Our continued organic geographic expansion initiatives, including facility-wide outsourcing agreements with medical facilities and hospital networks, potential for selective acquisitions, and the extension of our platform into tele-neurology services, is expected to generate substantial growth opportunities going forward.

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

We bill, collect, and retain 100% of the revenue associated with the Technical Component of the services we provide. For the Professional Component, when the supervising practitioner is an Assure employee or where we own 100% of the entity managing the procedure, the Company bills, collects and retains 100% of the revenue. In instances in which the Professional Component is provided via MSAs with surgeons or through agreements with Professional Entities (“PE”), we engage in a revenue share based on the percentage outlined in the underlying agreement. Assure is taking steps to reduce business associated with MSAs.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table provides selected financial information from the condensed consolidated financial statements of income for the three months ended June 30, 2023 and 2022. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Three Months Ended June 30,		Change	Change
	2023	2022	$	%
Revenue
Technical services	$134	$67	$67	100%
Professional services	839	854	(15)	(2)%
Other	570	724	(154)	(21)%
Total revenue	1,543	1,645	(102)	(6)%
Cost of revenues	3,402	4,002	(600)	(15)%
Gross margin	(1,859)	(2,357)	498	(21)%
Operating expenses
General and administrative	3,355	3,596	(241)	(7)%
Sales and marketing	69	238	(169)	(71)%
Depreciation and amortization	181	260	(79)	(30)%
Total operating expenses	3,605	4,094	(489)	(12)%
Loss from operations	(5,464)	(6,451)	987	(15)%
Other income (expenses)
Income from equity method investments	13	4	9	225%
Other income, net	324	28	296	1,057%
Accretion expense	(171)	(171)	—	—%
Interest expense, net	(509)	(439)	(70)	16%
Total other expense	(343)	(578)	235	(41)%
Loss before income taxes	(5,807)	(7,029)	1,222	(17)%
Income tax benefit	545	2,303	(1,758)	(76)%
Net loss	$(5,262)	$(4,726)	$(536)	11%
Loss per share
Basic	$(1.63)	$(7.32)	$5.69	(78)%
Diluted	$(1.63)	$(7.32)	$5.69	(78)%
Weighted average number shares – basic	3,232,345	645,983	2,586,362	400%
Weighted average number shares – diluted	3,232,345	645,983	2,586,362	400%

Revenue

Total revenues for the three months ended June 30, 2023 and 2022, were $1.5 million and $1.6 million, respectively, net of implicit price concessions. For the three months ended June 30, 2023 and 2022, we recorded an allowance for implicit price concessions of $2.5 million and $7.6 million, respectively.  Gross revenue for the three months ended June 30, 2023 and 2022, prior to the application of implicit price concessions, totaled $4.0 million and $9.2 million, respectively.  The decrease in gross revenue is primarily related to a decrease in the revenue accrual rate and a decrease in managed case volume of approximately 900 from approximately 5,800 during the three months ended June 30, 2022 to approximately 4,900 in the same period of 2023.

Gross Revenue. Gross revenue for the three months ended June 30, 2023 was negatively impacted by implicit price concessions related to aged claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months. As such, the Company estimated the portion of the Company’s accounts receivable that may become uncollectible due to age, or the implicit price concessions, is $2.5 million for the three months ended June 30, 2023. The Company reserves accounts receivable beginning in the fifth quarter after date of service and continuing to increase the reserve percentage until the receivable is aged to 24 months and a day at which point it is fully reserved. Going forward, as the Company continues to accelerate its cash receipts there will be less accounts receivable at risk. Management has designated a tactical team to specifically pursue these reserved claims.

Technical and professional service revenue is recognized in the period in which IONM services are rendered, at net realizable amounts due from third party payors when collections are reasonably assured and can be estimated. The majority of the Company’s services are rendered on an out-of-network basis and billed to third-party insurers. We estimate out-of-network technical and professional revenue per case based upon our historical cash collection rates from private health insurance carriers. Our revenue estimation process for out-of-network revenue is based on the collection experience from insurance cases that are between 1 and 24 months old as management believes the more recent collection experience is more indicative of future per case collection rates.

Other revenue consists of revenue from managed service arrangements on a contractual basis. Revenue from services rendered is recorded after services are rendered.

Cost of revenues, excluding depreciation and amortization

Cost of revenues, excluding depreciation and amortization, for the three months ended June 30, 2023, were $3.4 million compared to $4.0 million for the same period in 2022, a 15% decrease. Cost of revenues consist primarily of the cost of our internal billing and collection department, internal and external collection costs, technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The decrease in costs of revenues is primarily related to the Company’s efforts focused on reducing the Company’s average cost of delivery in providing our services, both on the technologist and the remote neurology parts of the business.

General and administrative

General and administrative expenses were $3.3 million and $3.6 million for the three months ended June 30, 2023 and 2022, respectively. The decrease is primarily related to lower employee costs due to a decrease in headcount and a decrease in stock based compensation as a result of the reversal of stock based compensation expense related to forfeitures and cancellations of stock options.

Sales and marketing

Sales and marketing expenses were $69 thousand and $238 thousand for the three months ended June 30, 2023 and 2022, respectively.   The decrease is primarily related to lower employee and travel costs due to a decrease in headcount.

Other income, net

Other income, net was $324 thousand for the three months ended June 30, 2023 compared to $28 thousand for the three months ended June 30, 2022.  The increase in other income for the period is primarily related to higher than anticipated collections from acquired account receivable balances in connection with the termination of MSA agreements.

Accretion expense

The Company recorded non-cash accretion expense of $171 thousand for the three months ended June 30, 2023 and 2022, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $95 thousand for each period related to the convertible debt and $76 thousand for each period related to the debenture issued to Centurion Financial Trust (“Centurion Debenture”).

Interest expense, net

Interest expense, net was $509 thousand for the three months ended June 30, 2023 compared to $439 thousand for the three months ended June 30, 2022. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $77 and $77 for the three months ended June 30, 2023 and 2022 related to the convertible debt, respectively, and $380 thousand and $284 thousand for the three months ended June 30, 2023 and 2022, respectively, for the Centurion Debenture.

Income tax benefit

For the three months ended June 30, 2023, income tax benefit was $545 thousand and compared income tax benefit of $2.3 million for the three months ended June 30, 2022. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,		Change	Change
	2023	2022	$	%
Revenue
Technical services	$1,368	$1,463	$(95)	(6)%
Professional services	2,713	3,327	(614)	(18)%
Other	1,014	1,556	(542)	(35)%
Total revenue	5,095	6,346	(1,251)	(20)%
Cost of revenues, excluding depreciation and amortization	6,775	7,879	(1,104)	(14)%
Gross margin	(1,680)	(1,533)	(147)	10%
Operating expenses
General and administrative	6,566	7,837	(1,271)	(16)%
Sales and marketing	197	490	(293)	(60)%
Depreciation and amortization	365	518	(153)	(30)%
Total operating expenses	7,128	8,845	(1,717)	(19)%
Loss from operations	(8,808)	(10,378)	1,570	15%
Other income (expenses)
Income from equity method investments	38	9	29	(322)%
Gain on Paycheck Protection Program loan	—	1,665	(1,665)	100%
Other income, net	382	66	316	479%
Accretion expense	(341)	(341)	—	—%
Interest expense, net	(1,018)	(846)	(172)	20%
Total other income (expense), net	(939)	553	(1,492)	(270)%
Loss before income taxes	(9,747)	(9,825)	78	1%
Income tax benefit	171	2,640	(2,469)	(94)%
Net loss	$(9,576)	$(7,185)	$(2,391)	(33)%
Loss per share
Basic	$(4.45)	$(11.12)	$6.67	60%
Diluted	$(4.45)	$(11.12)	$6.67	60%
Weighted average number shares – basic	2,149,777	645,977	1,503,800	233%
Weighted average number shares – diluted	2,149,777	645,977	1,503,800	233%

Revenue

Total revenues for the six months ended June 30, 2023 and 2022, were $5.1 million and $6.3 million, respectively, net of implicit price concessions. For the six months ended June 30, 2023 and 2022, we recorded an allowance for implicit price concessions of $3.7 million and $12.0 million, respectively.  Gross revenue for the six months ended June 30, 2023 and 2022, prior to the application of implicit price concessions, totaled $8.8 million and $18.3 million, respectively.  The decrease in gross revenue is primarily related to a decrease in the revenue accrual rate and a decrease in managed case volume of approximately 800 from nearly 10,900 during the six months ended June 30, 2022 to approximately 10,100 in the same period of 2023.

Gross Revenue. Gross revenue for the six months ended June 30, 2023 was negatively impacted by implicit price concessions related to aged claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months. As such, the Company estimated the portion of the Company’s accounts receivable that may become uncollectible due to age, or the implicit price concessions, is $3.7 million for the six months ended June 30, 2023. The Company reserves accounts receivable beginning in the fifth quarter after date of service and continuing to increase the reserve percentage until the receivable is aged to 24 months and a day at which point it is fully reserved. Going forward, as the Company continues to accelerate its cash receipts there will be less accounts receivable at risk. Management has designated a tactical team to specifically pursue these reserved claims.

Technical and professional service revenue is recognized in the period in which IONM services are rendered, at net realizable amounts due from third party payors when collections are reasonably assured and can be estimated. The majority of the Company’s services are rendered on an out-of-network basis and billed to third-party insurers. We estimate out-of-network technical and professional revenue per case based upon our historical cash collection rates from private health insurance carriers. Our revenue estimation process for out-of-network revenue is based on the collection experience from insurance cases that are between 1 and 24 months old as management believes the more recent collection experience is more indicative of future per case collection rates.

Other revenue consists of revenue from managed service arrangements on a contractual basis. Revenue from services rendered is recorded after services are rendered.

Cost of revenues, excluding depreciation and amortization

Cost of revenues, excluding depreciation and amortization, for the six months ended June 30, 2023, were $6.8 million compared to $7.9 million for the same period in 2022, a 14% decrease. Cost of revenues consist primarily of the cost of our internal billing and collection department, internal and external collection costs, technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The decrease in costs of revenues is primarily related to the Company’s efforts focused on reducing the Company’s average cost of delivery in providing our services, both on the technologist and the remote neurology parts of the business.

General and administrative

General and administrative expenses were $6.6 million and $7.8 million for the six months ended June 30, 2023 and 2022, respectively. The decrease is primarily related to lower employee costs due to a decrease in headcount and a decrease in stock based compensation as a result of the reversal of stock based compensation expense related to forfeitures and cancellations of stock options.

Sales and marketing

Sales and marketing expenses were $197 thousand and $490 thousand for the six months ended June 30, 2023 and 2022, respectively.   The decrease is primarily related to lower employee and travel costs due to a decrease in headcount.

Gain on Paycheck Protection Program loan forgiveness

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.7 million. During January 2022, the Company was granted forgiveness of the PPP Loan. As of June 30, 2022, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million. There were no similar transactions during the six months ended June 30, 2023.

Other income, net

Other income, net was $382 thousand for the six months ended June 30, 2023 compared to $66 thousand for the six months ended June 30, 2022.  The increase in other income for the period is primarily related to higher than anticipated collections from acquired account receivable balances in connection with the termination of MSA agreements.

Accretion expense

The Company recorded non-cash accretion expense of $341 thousand for the six months ended June 30, 2023 and 2022, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $191 thousand for each period related to the convertible debt and $150 thousand for each period related to the debenture issued to Centurion Financial Trust (“Centurion Debenture”).

Interest expense, net

Interest expense, net was $1.0 million for the six months ended June 30, 2023 compared to $846 thousand for the six months ended June 30, 2022. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $221 for each of the six months ended June 30, 2023 and 2022 related to the convertible debt, respectively, and $756 thousand and $547 thousand for the six months ended June 30, 2023 and 2022, respectively, for the Centurion Debenture.

Income tax benefit

For the six months ended June 30, 2023, income tax benefit was $171 thousand and compared income tax benefit of $2.6 million for the six months ended June 30, 2022. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Funding Requirements

Our cash position as of June 30, 2023 was $3.1 million compared to the December 31, 2022 cash balance of $905 thousand. Working capital was $11.0 million as of June 30, 2023 compared to $16.4 million at December 31, 2022. Our working capital balance and our estimated cash flows from operations during 2023 will not support our operating activities and our obligations for the next 12 months. We intend to seek equity or debt financing and have implemented significant cost cutting measures to mitigate our going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing. We applied for a $3.2 million refund under the CARES Act Employee Retention Credit program, however there is no guarantee when, or if, these funds will be received during 2023. Furthermore, our independent registered public accountants have expressed that substantial doubt exists as to the Company’s ability to continue as a going concern. See Item 8. Report of Independent Registered Public Accountant in our Annual Report on Form 10-K as filed with the SEC on March 31, 2023 for further discussion.

On July 25, 2023, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”). A delisting from Nasdaq would negatively impact our ability to raise additional capital through equity financings on acceptable terms in order to meet our plan of continued growth.

We are also dependent on Centurion Financial Trust granting us certain add-backs and other one-time adjustments in the calculation of our financial covenants related to EBITDA related to the Centurion Debenture and if we are not granted such allowances we may not meet our financial covenants which could result in a default on our obligations and the lender could foreclose on our assets if we cannot otherwise payoff the debt. The Company’s was not in compliance with the debt covenants as of June 30, 2023. However, on August 11, 2023, the Company received a debt covenant waiver effective June 30, 2023. The Company expects similar waivers will be required from Centurion in future periods.  We currently owe approximately $11 million in face amount on the debentures with Centurion Financial Trust and an additional approximately $3.45 million in convertible debentures.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations.

Cash flows from operating activities

For the six months ended June 30, 2023, we collected approximately $9.5 million of cash from operations compared to collecting approximately $11.6 million in the same prior year period. As of June 30, 2023, accounts receivable, which are recorded net of implicit price concessions, was $9.1 million compared to $15.1 million at December 31, 2022. The decrease in our accounts receivable balance during 2023 is primarily related to the increased velocity of cash receipts and implicit price concession charges.

Cash used in operating activities for the six months ended June 30, 2023, was $3.1 million compared to $2.9 million for the same period in the preceding year. Cash was used to fund operations and to fund our growth strategy.

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

Cash flows used in investing activities

Cash used in investing activities of $65 thousand for the six months ended June 30, 2023, was related the PE distributions of $37 thousand, offset by payments related to acquisition liabilities of $102 thousand. Cash used in investing activities of $103 thousand for the six months ended June 30, 2022 was related the PE distributions of $50 thousand, offset by payments related to acquisition liabilities of $127 thousand and fixed asset purchases of $26 thousand.

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

Cash flows from financing activities

Cash provided by financing activities of $5.3 million for the six months ended June 30, 2023 resulted from a public offering of approximately 4 million common shares at a price of $1.20 per common share and a private placement of 50,000 common shares at a price of $6.00 per common share. Cash provided by financing activities of $4 thousand for the six months ended June 30, 2022 was due to stock option exercises.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2023 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the following:

We have not been in compliance with the requirements of the NASDAQ for continued listing and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our stockholders.

On July 25, 2023, the Company received a written notice from Nasdaq that, because the closing bid price for the Company's common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq.

The Notice has no immediate effect on the continued listing status of the Company's Common Stock on The Nasdaq Capital Market, and, therefore, the Company's listing remains fully effective.

The Company is provided a compliance period of 180 calendar days from the date of the Notice, or until January 22, 2024, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before January 22, 2024, the closing bid price of the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending January 22, 2024, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency.

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

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(b) and 2(c) are not applicable.

Item 2(a) – Stock Issuances - The table set forth below discloses equity securities of the Company that were issued on an unregistered basis during the quarter ended June 30, 2023.

Date of Issuance	Title and Amount of Securities	Consideration Received	Exemption Claimed
June 29, 2023	5,000 shares of common stock	Financial advisory services	Exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, based on the representations of the private investor

June 29, 2023	12,000 shares of common stock	Investor relations advisory services	Exempt pursuant to Section 4(a)(2) of the Securities Act based on the representations of the investor

June 29, 2023	2,000 shares of common stock	Settlement and release of claims related to former employment	Exempt pursuant to Section 4(a)(2) of the Securities Act based on the representations of the investor

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Change of Assure Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 3, 2023)
3.2	Amended and Restated Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.8 to the Company’s 10-Q filed with the SEC on November 15, 2021)
4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on May 2, 2023)
4.2

Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 12, 2023)

10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.31 the Company’s Registration Statement on Form S-1/A filed with the SEC on May 2, 2023)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ John Price
	John Farlinger, Executive Chairman and Chief Executive Officer		John Price, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: August 14, 2023		Date: August 14, 2023