Form 10-Q
period 2023-09-30
Assure Holdings Corp.
filed 2023-12-22
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40785

ASSURE HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	82-2726719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7887 E. Belleview Ave., Suite 240 Denver, Colorado	80111
(Address of principal executive offices)	(Zip Code)

(720) 287-3093

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IONM	Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

The number of the registrant’s shares of common stock outstanding as of December 18, 2023 was 6,720,460.

ASSURE HOLDINGS CORP.

FORM 10Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash	$634	$905
Accounts receivable, net	6,013	15,143
Other current assets	862	340
Due from MSAs	4,394	5,006
Assets held for sale	2,435	1,867
Total current assets	14,338	23,261
Equity method investments	262	310
Fixed assets	—	6
Operating lease right of use asset, net	692	672
Total assets	$15,292	$24,249
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$5,193	$2,919
Current portion of debt	3,238	965
Current portion of lease liability	632	550
Current portion of acquisition liability	505	306
Other current liabilities	20	231
Total current liabilities	9,588	4,971
Lease liability, net of current portion	653	964
Debt, net of current portion	10,232	11,874
Acquisition liability, net of current portion	272	179
Deferred income taxes, net	616	796
Total liabilities	21,361	18,784
Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.001 par value; 9,000,000 shares authorized; 6,720,460 and 1,051,098 shares issued and outstanding, as of September 30, 2023, and December 31, 2022, respectively	27	21
Additional paid-in capital	55,475	50,000
Accumulated deficit	(61,571)	(44,556)
Total shareholders’ equity (deficit)	(6,069)	5,465
Total liabilities and shareholders’ equity (deficit)	$15,292	$24,249

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$48	$162	$226	$356
Cost of revenues	622	613	1,998	1,926
Gross margin	(574)	(451)	(1,772)	(1,570)
Operating expenses
General and administrative	3,544	3,339	10,105	11,176
Bad debt expense related to termination of managed service agreements	84	—	84	—
Depreciation and amortization	5	14	6	45
Total operating expenses	3,633	3,353	10,195	11,221
Loss from operations	(4,207)	(3,804)	(11,967)	(12,791)
Other income (expenses)
Income from equity method investments	—	13	38	18
Gain on Paycheck Protection Program loan forgiveness	—	—	—	1,665
Interest income	11	—	11	—
Interest expense	(519)	(452)	(1,511)	(1,254)
Other (expense) income, net	(53)	(42)	329	28
Accretion expense (Note 7)	(170)	(170)	(511)	(511)
Total other expense, net	(731)	(651)	(1,644)	(54)
Loss from continuing operations before income taxes	(4,938)	(4,455)	(13,611)	(12,845)
Income tax benefit on continuing operations	—	1,226	171	3,508
Loss from continuing operations	(4,938)	(3,229)	(13,440)	(9,337)
Income (loss) from discontinued operations, net of tax	(2,501)	1,796	(3,575)	719
Net loss	$(7,439)	$(1,433)	$(17,015)	$(8,618)
Loss per share
Basic	$(1.23)	$(1.88)	$(4.89)	$(12.59)
Diluted	$(1.23)	$(1.88)	$(4.89)	$(12.59)
Weighted average number of shares used in per share calculation – basic	6,043,356	761,047	3,480,014	684,334
Weighted average number of shares used in per share calculation – diluted	6,043,356	761,047	3,480,014	684,334

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(17,015)	$(8,618)
Adjustments to reconcile net loss to net cash used in operating activities
Income from equity method investments	(38)	(18)
Stock-based compensation	(107)	464
Depreciation and amortization	6	408
Amortization of debt issuance costs	120	120
Bad debt provision	84	—
Provision for stock option fair value	—	(25)
Gain on Paycheck Protection Program loan forgiveness	—	(1,665)
Accretion expense	511	511
Net settlement of MSA agreements	98	—
Right of use assets	253	585
Deferred income taxes, net	(216)	(3,158)
Change in operating assets and liabilities
Accounts receivable, net	9,130	6,950
Prepaid expenses	(351)	(66)
Accounts payable and accrued liabilities	2,271	391
Due from MSAs	340	(716)
Lease liability	(182)	(540)
Other assets and liabilities	(210)	117
Operating cash flows from discontinued operations	484	—
Net cash used in operating activities	(4,822)	(5,260)
Cash flows from investing activities
Purchase of fixed assets	—	(26)
Net cash paid for acquisitions	(419)	(204)
Distributions received from equity method investments	60	69
Net cash used in investing activities	(359)	(161)
Cash flows from financing activities
Proceeds from exercise of stock options	—	4
Proceeds from share issuance, net	5,383	5,195
Finance lease principal payments	(243)	—
Payment of acquisition liability	(230)	—
Net cash provided by financing activities	4,910	5,199
Decrease in cash	(271)	(222)
Cash at beginning of period	905	4,020
Cash at end of period	$634	$3,798
Supplemental cash flow information
Interest paid	$1,368	$1,093
Income taxes paid	$—	$—
Supplemental non-cash flow information
Purchase of equipment with finance leases	$—	$79
Right-of-use asset in exchange for lease liability	$42	$—
Shares issued related to acquisition	$205	$—

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity (deficit)
Balances, June 30, 2022	645,983	$13	$43,963	$(21,629)	$22,347
Share issuance, net	278,804	6	5,189	—	5,195
Stock-based compensation	843	—	(108)	—	(108)
Net loss	—	—	—	(1,433)	(1,433)
Balances, September 30, 2022	925,630	$19	$49,044	$(23,062)	$26,001

Balances, June 30, 2023	5,422,014	$26	$55,434	$(54,132)	$1,328
Exercise of warrants	750,000	—	—	—	—
Share issuance, acquisition related	547,946	1	204	—	205
Stock-based compensation	—	—	(163)	—	(163)
Net loss	—	—	—	(7,439)	(7,439)
Balances, September 30, 2023	6,719,960	$27	$55,475	$(61,571)	$(6,069)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity (deficit)
Balances, December 31, 2021	645,943	$13	$43,387	$(14,444)	$28,956
Exercise of stock options	40	—	4	—	4
Share issuance, net	278,804	6	5,189		5,195
Stock-based compensation	843	—	464	—	464
Net loss	—	—	—	(8,618)	(8,618)
Balances, September 30, 2022	925,630	$19	$49,044	$(23,062)	$26,001

Balances, December 31, 2022	1,051,098	$21	$50,000	$(44,556)	$5,465
Exercise of warrants	750,000	—	—	—	—
Share issuance, net	4,091,667	5	5,378	—	5,383
Share issuance, acquisition related	547,946	1	204	—	205
Stock-based compensation	268,081	—	(107)	—	(107)
Fractional shares issued related to reverse split	11,168	—	—	—	—
Net loss	—	—	—	(17,015)	(17,015)
Balances, September 30, 2023	6,719,960	$27	$55,475	$(61,571)	$(6,069)

See accompanying notes to condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.NATURE OF OPERATIONS

Assure Holdings Corp. (“Assure” or the “Company”), through its two indirect wholly-owned subsidiaries, Assure Neuromonitoring, LLC (“Neuromonitoring”) and Assure Networks, LLC (“Networks”), provides technical and professional intraoperative neuromonitoring (“IONM”) surgical support services for neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat, and other surgical procedures that place the nervous system at risk. These services have been recognized as the standard of care by hospitals and surgeons for risk mitigation. Assure Holdings, Inc., a wholly-owned subsidiary, employs most of the administrative employees and performs various corporate services on behalf of the Company. Assure Neuromonitoring employs interoperative neurophysiologists (“INP”) who utilize technical equipment and their technical training to monitor evoked potentials (”EPS”), electroencephalographic (“EEG”) and electromyography (“EMG”) signals during surgical procedures and to pre-emptively notify the underlying surgeon of any nervous related issues that are identified. The INPs perform their services in the operating room during the surgeries. The INPs are certified by a third-party accreditation agency.

The Company was originally incorporated in Colorado on November 7, 2016. In conjunction with a reverse merger, the Company was redomiciled in Nevada on May 16, 2017.

Neuromonitoring was formed on August 25, 2015, in Colorado and currently has multiple wholly-owned subsidiaries. The Company’s services are sold in the United States, directly through the Company.

Networks was formed on November 7, 2016, in Colorado and holds varying ownerships interests in numerous Provider Network Entities (“PE”), which are professional IONM entities. These entities are accounted for under the equity method of accounting. Additionally, Networks manages other PEs that Networks does not have an ownership interest and charges those PEs a management fee. The Company has been actively terminating these arrangements since 2022.

Strategic Shift in Business Strategy

During September 2023, the Company’s Board of Directors approved a plan to explore strategic alternatives. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and is evaluating a broad range of options to maximize shareholder value. As of September 30, 2023 the Company has decided to sell off the neuromonitoring portion of the business.

As part of this review process, Assure is exploring potential strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, sale of assets or other strategic or financial transaction. The review process is ongoing and there can be no assurance that this review process will result in pursuing a transaction or that any transaction, if pursued, will be completed.

Financial Reporting and Classification

As a result of the corporate actions described above, the Company’s technical and professional services meet the criteria to be considered “held for sale” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly. the assets associated with these services are classified and reflected on our consolidated balance sheets as “held for sale” as of September 30, 2023, and December 31, 2022, and their results of operations are classified as “discontinued operations” in the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. Certain financial disclosures including major components of the assets and results of operations related to discontinued operations are provided in Note 4. Our billing and collections services and our publicly traded entity comprise our continuing operation and are presented as such for all periods presented herein and until such time a strategic transaction is completed.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.BASIS OF PRESENTATION

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and majority-owned entities. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 8 of Regulation S-X for interim financial information, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, they do not include all of the information and notes required for complete financial statements prepared in conformity with GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For entities in which management has determined the Company does not have a controlling financial interest but has varying degrees of influence regarding operating policies of that entity, the Company’s investment is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The Company’s current cash balance and estimated cash from operations for the next 12 months is not sufficient to meet the Company’s working capital needs for the next 12 months, which raised substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to seek equity or debt financing and have implemented significant cost cutting measures to mitigate its going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute current stockholders. Financing may not be available on acceptable terms depending on market conditions at the time the Company seeks financing. The Company has filed for a $3.2 million refund from the IRS under the CARES Act Employee Retention Credit program, however, there is no guarantee when, or if, these funds will be received. For these reasons, the Company is a going concern. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Accounting Policies

There have been no changes to the Company’s significant accounting policies or recent accounting pronouncements during the three and nine months ended September 30, 2023, as compared to the significant accounting policies disclosed in the 10-K for the year ended December 31, 2022, as filed on March 31, 2023.

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

Common Stock Reverse Split

During March 2023, the Company effectuated a twenty -for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect the stock split. See Note 8 for additional discussion.

Reclassifications

Certain amounts for the three and nine months ended September 30, 2022, and as of December 31, 2022, have been reclassified to conform to the 2023 presentation as it relates to assets held for sale and discontinued operations. Total assets, liabilities, equity and net loss did not change for the prior periods due to the reclassifications.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Credit Risk

Credit risk arises from cash and cash equivalents and trade and other receivables.  The exposure to credit risk was as follows (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Cash	$634	$905
Accounts receivable, net	6,013	15,143

Cash

Cash is held in financial institutions with good standing, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Accounts receivable, net

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

3. ACQUISITION

Acquisition of Certain Assets of Innovation Neuromonitoring, LLC

On August 2, 2023, Assure Networks Texas Holdings II, LLC (“Purchaser”), a wholly owned subsidiary of Assure Networks, LLC, a wholly owned subsidiary of Assure Holdings Corp., entered into an asset purchase agreement (the “Purchase Agreement”) with Innovation Neuromonitoring LLC (the “Seller”) and each of Anthony Casarez and Jason Ehrhardt (each a “Principal” and collectively, the “Principals”). Pursuant to the Purchase Agreement, Purchaser agreed to purchase certain assets of the Seller related to the Seller’s operating businesses that provide intraoperative neuromonitoring and related services (the “Business”). The acquired assets include, but are not limited to, tangible personal property, inventory, records, contracts, licenses, warranties, intellectual property, goodwill, software, (collectively, the “Assets”). The acquisition of the Assets closed on August 29, 2023 (the “Closing”).

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Subject to certain adjustments, the Assets were acquired for a purchase price of $1,200,000 payable as set forth below.

(1)	$800,000 in cash installment payments, in accordance with the following payment schedule:
a.	$100,000 was paid in cash in conjunction with the signing of the Letter of Intent and is subject to repayment if the transaction is not closed;
b.	$200,000 was paid at the closing minus $131,422, the amount that has been pre-paid to Seller, and also minus $34,000 which was paid to a vendor, for amounts owed to the vendor by the Seller;
c.	$500,000 shall be paid in cash in twenty-four equal monthly installments, with the first installment being due on or before September 1, 2023, and the remaining installments being due on the first business day of each month thereafter, with the monthly installment subject to adjustment based on the performance of the Assets as set forth in the Purchase Agreement; and
(2)	$400,000 in common stock of the Company, calculated as of the date the purchase agreement was executed, which is subject a six-month lock-up.

Pursuant to the Purchase Agreement, the Company agreed to register the Shares under the Securities Act of 1933 on a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission within 15 days of the Closing (collectively, the “Registrable Securities”) for resale by the Seller or Principals. The Company filed the registration statement on Form S-1 with the SEC (File No. 333-269759) during September 2023, and is working to have the SEC bring it effective.

The Purchase Agreement contains customary representations, warranties and covenants from each of the parties. Under the Purchase Agreement, the Seller have agreed to indemnify Assure for (a) any misrepresentation, omission, or breach by Seller and/or Principals of any representation or warranty contained in the Purchase Agreement or in any of the documents executed and delivered by Seller and/or Principals pursuant thereto; (b) any nonperformance, failure to comply, or breach of or default by Seller and/or Principals of any covenant, promise, or agreement of Seller and/or Principals contained in the Purchase Agreement or in any of the documents executed and delivered by Seller and/or Principals pursuant thereto; (c) any and all debts, obligations, duties, or liabilities (including taxes) of Seller and/or Principals relating to the Business or any of the Assets, that arise prior to the effective time of the Purchase Agreement, and any debts, obligations, duties, or liabilities of Seller relating to any asset retained by Seller, regardless of whether any notice, invoices, or bills for such debts, obligations, duties, or liabilities are received on or after the Closing Date; and (d) any material matter, act, thing, or occurrence caused by or resulting from any act or omission of Seller and/or Principals prior to the effective time of the Purchase Agreement. Under the Purchase Agreement, Purchaser has agreed to indemnify the Seller and Principals for (a) any misrepresentation, omission, or breach by Purchaser of any representation or warranty contained in the Purchase Agreement or in any of the documents executed and delivered by Purchaser pursuant thereto; (b) any nonperformance, failure to comply, or breach of or default by Purchaser of any covenant, promise, or agreement of Purchaser contained in the Purchase Agreement or in any of the documents executed and delivered by Purchaser pursuant thereto; (c) any and all debts, obligations, duties, or liabilities including, without limitation, those assumed by Purchaser hereunder, relating, directly or indirectly to the business activity of the Business that arise after the effective time of the Purchase Agreement; and (d) any matter, act, thing, or occurrence caused by or resulting from any act or omission of Purchaser.

Additionally, on August 2, 2023, Assure Networks Texas Holdings II, LLC entered into an equipment sale agreement with Innovation to purchase certain equipment from Innovation for $165,000.  This transaction closed on August 2, 2023. Due to the timing of this agreement, the purchase price and acquired equipment is included in the purchase price allocation below.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the allocation of the total consideration to the assets acquired, based on fair values as determined by the Company, as of the close date of the acquisition (stated in thousands):

Total purchase price	$1,365
Less fair value of claw back provision	(37)
Less fair value adjustment for issuance of common shares	(195)
Net purchase price	1,133

Equipment	248
Total assets acquired	248

Total goodwill	$885

4. DISCONTINUED OPERATIONS

During September 2023, the Company’s Board of Directors approved a plan to explore strategic alternatives. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and is evaluating a broad range of options to maximize shareholder value.

As part of this review process, Assure is exploring potential strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, sale of assets or other strategic or financial transaction. The process is ongoing and there can be no assurance that this review process will result in pursuing a transaction or that any transaction, if pursued, will be completed.

As a result of the corporate actions described above, the Company’s technical and professional services meet the criteria to be considered “held for sale”. Accordingly. the assets associated with these services are classified and reflected on our consolidated balance sheets as “held for sale” as of September 30, 2023, and December 31, 2022, and their results of operations are classified as “discontinued operations” in the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

The following table presents the major classes of assets of the discontinued operations (stated in thousands):

	September 30,		December 31,
	2023		2022
ASSETS
Fixed assets		$311	$70
Finance lease right of use asset, net		118	382
Intangibles, net		98	390
Goodwill		1,910	1,025
Total assets		$2,437	$1,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
SHAREHOLDERS’ EQUITY
Accumulated deficit	S	2,437	$1,867
Total shareholders’ equity		2,437	1,867
Total liabilities and shareholders’ equity		$2,437	$1,867

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the results of operations of the discontinued operations (stated in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Technical services	$—	$1,685	$1,332	$2,654
Professional services	826	3,783	3,571	7,605
Other	103	574	939	1,936
Revenue, net	929	6,042	5,842	12,195
Cost of revenues, excluding depreciation and amortization	3,115	3,072	8,514	9,638
Gross margin	(2,186)	2,970	(2,672)	2,557
Operating expenses
Sales and marketing	87	198	284	688
Depreciation and amortization	218	229	583	716
Total operating expenses	305	427	867	1,404
(Loss) income from discontinued operations	(2,491)	2,543	(3,539)	1,153
Other expenses
Interest expense	(10)	(19)	(36)	(63)
Total other expense	(10)	(19)	(36)	(63)
(Loss) income from discontinued operations	(2,501)	2,524	(3,575)	1,090
Income tax expense	—	728	—	371
Net (loss) income from discontinued operations	$(2,501)	$1,796	$(3,575)	$719

5. REVENUE

The Company disaggregates revenue between continuing operations and discontinued operations.  Revenue streams from contracts with customers depicts the nature, amount, timing and uncertainty of its revenue and cash flows as affected by economic factors. Commercial insurance consists of neuromonitoring cases whereby a patient has healthcare insurance that we bill. Facility billing consists of neuromonitoring cases whereby the Company has an agreement to bill the medical facility for patients that do not have health care insurance.

The Company’s revenue disaggregated by payor is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Managed service agreements and other	$48	$162	$226	$356
Discontinued operations	929	6,042	5,842	12,195

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounts Receivable

A summary of the accounts receivable, net, by revenue stream is as follows (in thousands):

	September 30,	December 31,
	2023	2022

Technical service	$1,711	$3,072
Professional service	4,302	11,829
Other	—	242
Total accounts receivable, net	$6,013	$15,143

Accounts receivable as of September 30, 2023 and December 31, 2022 is net of implicit price concessions of $12.2 million and $13.9  million, respectively

The concentration of accounts receivable, net, by payor as a percentage of total accounts receivable is as follows:

	As of September 30,	As of December 31,
	2023	2022

Commercial insurance	85%	84%
Facility billing	14%	9%
Other	1%	7%
Total	100%	100%

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

Operating leases

The Company leases a corporate office facility under an operating lease which expires October 31, 2025. The incremental borrowing rate for this lease was 10%.

During April 2023, the Company entered into a lease for corporate offices space which expires May 2025.   The incremental borrowing rate for this lease was 7%

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Finance leases

The Company leases medical equipment under various financing leases with stated interest rates ranging from 5.2% — 13.4% per annum which expire at various dates through 2026. Finance lease assets are included in assets held for sale as of September 30, 2023, and December 31, 2022.

The condensed consolidated balance sheets include the following amounts for right-of-use (“ROU”) assets as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Operating	$692	$672

The following are the components of lease cost for operating and finance leases (in thousands). Finance lease costs are included in loss from discontinued operations in the consolidated statements of operations for the periods presented.

	Nine Months Ended September 30,
	2023	2022
Lease cost:
Operating leases:
Amortization of ROU assets	$253	$231
Interest on lease liabilities	54	68
Total operating lease cost, included in general and administrative expenses	307	299
Finance leases:
Amortization of ROU assets	183	353
Interest on lease liabilities	36	64
Total finance lease cost, included in discontinued operations	219	417
Total lease cost	$526	$716

During the nine months ended September 30, 2023, the Company incurred operating and finance lease principal payments of $180 thousand and $243 thousand, respectively, and paid $90 thousand and $450 thousand related to operating and finance lease principal payments, respectively, during the nine months ended September 30, 2022.

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	September 30, 2023	September 30, 2022
Weighted average remaining lease term (years):
Operating leases	4.1	3.0
Finance leases	2.0	2.6
Weighted average discount rate (%):
Operating leases	9.9	10.0
Finance leases	7.9	7.8

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future minimum lease payments and related lease liabilities as of September 30, 2023, were as follows (in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder of 2023	$106	$81	$187
2024	431	268	699
2025	352	153	505
2026	—	23	23
Total lease payments	889	525	1,414
Less: imputed interest	88	41	129
Present value of lease liabilities	801	484	1,285
Less: current portion of lease liabilities	366	266	632
Noncurrent lease liabilities	$435	$218	$653

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

7. DEBT

The Company’s debt obligations are summarized as follows:

	September 30,	December 31,
	2023	2022
Face value of convertible debt	$3,450	$3,450
Less: principal converted to common shares	(60)	(60)
Less: deemed fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	1,371	1,086
Total convertible debt	3,238	2,953

Face value of Centurion debt	11,000	11,000
Less: deemed fair value ascribed to warrants	(1,204)	(1,204)
Plus: accretion of implied interest	702	476
Less: net debt issuance costs	(266)	(386)
Total Centurion debt	10,232	9,886
Total debt	13,470	12,839
Less: current portion of debt	(3,238)	(965)
Long-term debt	$10,232	$11,874

The following table depicts accretion expense and interest expense (excluding debt issuance cost amortization) related to the Company’s debt obligations for the three and nine months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Accretion expense
Convertible debt	$95	$95	$285	$285
Centurion debt	75	75	226	226
	$170	$170	$511	$511

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Debt issuance cost amortization
Centurion debt	$40	$40	$120	$120

Interest paid
Convertible debt	$—	$—	$221	$221
Centurion debt	388	324	1,147	872
	$388	$324	$1,368	$1,093

As of September 30, 2023, future minimum principal payments are summarized as follows (in thousands):

	Convertible
	Debt	Debenture
2023	$965	$—
2024	2,425	—
2025	—	11,000
Total	3,390	11,000
Less: fair value ascribed to conversion feature and warrants	(1,523)	(1,204)
Plus: accretion and implied interest	1,371	702
Less: net debt issuance costs	—	(266)
	$3,238	$10,232

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

Convertible Debt

From November 2019 through May 2020, the Company closed multiple non-brokered private placements of convertible debenture units (“CD Unit”) for gross proceeds of $3.5 million. Each CD Unit was offered at a price of $1. Each CD Unit included, among other things, one common share purchase warrant that allows the holder to purchase shares of the Company’s common stock at prices ranging from $140 to $190 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock at a conversion price of $100 per share for a period of four years. The CD Units carry a 9% coupon rate.

The fair value of the convertible debt was determined to be $1.7 million, the conversion feature $1.2 million and the warrants $600 thousand.  The difference between the fair value of the debt of $1.7 million and the face value of convertible debt of $3.4 million is being accreted over the four-year life of the CD Units.

Centurion Debt

In June 2021, Assure issued a debenture to Centurion Financial Trust (“Centurion”) with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  Additionally, the Company issued 13,750 warrants with an exercise price of $7.55 which expire on June 14, 2025. During November 2021, the Company and Centurion entered into an amendment to allow the Senior Short Term Acquisition Line to be utilized for organic growth and general working capital purposes. Under the terms and conditions of the debt arrangement, Centurion modified their debt covenant calculations to allow bad debt expense to be excluded.  The Company’s was not in compliance with the debt covenants as of September 30, 2023. However, on November 20, 2023, the Company received a debt covenant waiver as of September 30, 2023. The Company expects similar waivers will be required from Centurion in future periods.

The Credit Facility matures in June 2025 and bears interest at the rate of the greater of 9.50% or the Royal Bank of Canada Prime Rate plus 7.05% per annum.

The fair value of the Centurion debt was determined to be $6.8 million and the warrants $1.2 million.  The difference between the fair value of the debt of $6.8 million and the face value of the Centurion debt of $8.0 million will be accreted over the four-year term of the Debenture.

8. SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock

Common stock: 9,000,000 authorized; $0.001 par value. As of September 30, 2023, and December 31, 2022, there were 6,720,460 and 1,051,098 shares of common stock issued and outstanding, respectively.

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

During May 2023, the Company completed its pricing of an underwritten public offering of 5,000,000 shares of common stock (or prefunded warrants in lieu thereof) at an offering price to the public of $1.20 per share (or $1.199 per pre-funded warrant). The Company issued 750,000 pre-funded warrants which were immediately exercisable at a nominal exercise price of $0.001 or on a cashless basis

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and may be exercised at any time until all of the pre-funded warrants are exercised in full. The 750,000 prefunded warrants were exercised during August 2023.

The gross proceeds to the Company from the offering of approximately $6 million, before deducting the underwriters’ fees and other offering expenses payable by Assure. The Company intends to use the net proceeds from the offering of $5.1 million for general corporate purposes, including working capital, marketing, and capital expenditures.

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

During August 2023, the Company issued 547,946 common shares per the terms of the Innovation asset purchase agreement (see Note 3).

Nasdaq Notices

On July 25, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share (“Common Stock”), for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

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

On August 16, 2023, the Company received notice from the Staff of the Nasdaq that the Company no longer satisfies the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirement - a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two or the last three fiscal years - as required by Nasdaq Listing Rule 5550(b) (the “Equity Requirement”). The notification is separate from, and in addition to, the previously deficiency letter that the Company received from the Staff on July 25, 2023, as discussed above.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As with the Bid Price Deficiency Letter (as defined above), the Staff’s notification has no immediate effect on the Company’s continued listing on The Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, the Company was provided 45 calendar days, or until October 2, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”).

On October 2, 2023, the Company submitted its plan of compliance to the Staff. On November 1, 2023, the Staff provided notice to the Company that the Staff had granted an extension until January 22, 2024, to complete certain key steps of the Company’s compliance plan and, assuming those steps are complete on or before January 22, 2024, the Company must demonstrate compliance upon filing its periodic report for the quarter ended March 31, 2024.

During November 2023, the Company received notice from the Staff of the Nasdaq that the Staff has determined to grant the Company an extension of time to regain compliance with Listing Rule 5550(b) (the “Rule”). The Rule requires a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations (the “Equity Requirement”).

If the Company fails to evidence compliance upon filing its periodic report for the quarter ended March 31, 2024, with the SEC and Nasdaq, the Company may be subject to delisting. In the event the Company does not satisfy these terms, Staff will provide written notification that its securities will be delisted. At that time, the Company may appeal Staff’s determination to a Hearings Panel.

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

As of September 30, 2023, there was 31,859 stock options outstanding under the Amended Stock Option Plan.  No additional stock options will be issued under the Amended Stock Option Plan.  As of September 30, 2023, there was 11,500 stock options outstanding and an aggregate of 88,500 shares of common stock were available for issuance under the 2021 Stock Option Plan. As of September 30, 2023, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the 2021 Stock Option Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2021	60,212	$111.20	3.60
Options granted	6,500	$103.20
Options exercised	(40)	$100.80
Options canceled / expired	(17,632)	$50.20
Balance at December 31, 2022	49,040	$129.60	2.8
Options granted	10,000	$0.86
Options canceled / expired	(15,950)	$126.25
Balance at September 30, 2023	43,090	$101.25	2.5	$—
Vested and exercisable at September 30, 2023	30,567	$125.83	1.9	$—

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at September 30, 2023:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
3,020	—	$180.00	3,400	$180.00
5,740	0.3	$156.00	5,740	$156.00
2,525	1.0	$128.00	2,525	$128.00
2,500	2.2	$97.00	2,383	$97.00
9,955	2.3	$106.00	7,634	$106.00
1,500	2.5	$112.00	1,100	$112.00
6,350	3.0	$153.00	5,085	$153.00
1,500	3.4	$103.20	700	$103.20
10,000	4.7	$0.86	2,000	$0.86
43,090	2.5	$101.25	30,567	$125.83

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

Forfeiture rate — The Company does not estimate a forfeiture rate at the time of the grant due to the limited number of historical forfeitures. As a result, the forfeitures are recorded at the time the grant is forfeited, which can result in negative stock-based compensation expense in the period of forfeiture.

The following assumptions were used to value the awards granted during the nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023	2022
Expected life (in years)	5.0	5.0
Risk-free interest rate	4.0%	1.7%
Dividend yield	—%	—%
Expected volatility	137%	132%

Stock-based compensation benefit for the three months ended September 30, 2023, and 2022 was $163 thousand and $108 thousand, respectively. Stock-based compensation (benefit) expense for the nine months ended September 30, 2023, and 2022 was $(107) thousand and $464 thousand, respectively. The stock-based compensation benefit for the three and nine months ended September 30, 2023, and the three months ended September 30, 2022, was related to stock option forfeitures and cancellations. As of September 30, 2023, there was approximately $618 thousand of total unrecognized compensation cost related to 12,523 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 2.9 years.

Warrants

The following table details warrant activity for the nine months ended September 30, 2023:

Number of Warrants outstanding
Balance at December 31, 2021	197,000
Debenture, warrants issued	9,000
Balance at December 31, 2022	206,000
Warrants expired	(11,026)
Warrants issued	750,000
Warrants exercised	(750,000)
Balance at September 30, 2023	194,974

The following table summarizes warrants outstanding by transaction type:

Number of Warrants outstanding
Convertible debt, warrants issued (Note 5)	8,645
Debenture, warrants issued (Note 5)	13,750
Other warrants issued	9,000
December 2020 equity financing warrants issued (1)	163,579
Total warrant outstanding	194,974

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	For a complete discussion of the warrants issued during December 2020, see Note 11 to the consolidated financial statement for the year ended December 31, 2021, as filed on Form 10-K on March 14, 2022.

9. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per share for the three and nine months ended September 30, 2023, and 2022 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,439)	$(1,433)	$(17,015)	$(8,618)
Basic weighted average common stock outstanding	6,043,356	761,047	3,480,014	684,334
Basic loss per share	$(1.23)	$(1.88)	$(4.89)	$(12.59)
Net loss	$(7,439)	$(1,433)	$(17,015)	$(8,618)
Dilutive weighted average common stock outstanding	6,043,356	761,047	3,480,014	684,334
Diluted loss per share	$(1.23)	$(1.88)	$(4.89)	$(12.59)

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

Stock options to purchase 43,090 and 44,129 shares of common stock and warrants to purchase 194,974 and 197,000 shares of common stock were outstanding at September 30, 2023, and 2022 that were not included in the computation of diluted weighted average common stock outstanding because their effect would have been anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENT

Nasdaq notice

During November 2023, the Company received notice from the Staff who has determined to grant the Company an extension of time to regain compliance with Listing Rule 5550(b) (the “Rule”). The Rule requires a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations (the “Equity Requirement”).

As discussed in Note 8 the Company received notice from the Staff that the Company no longer satisfies the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirement - a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two of the last three fiscal years. The Company was provided 45 calendar days, or until October 2, 2023, to submit a plan to the Staff to regain compliance with the Equity Requirement.

On October 2, 2023, the Company submitted its plan of compliance to the Staff. On November 1, 2023, the Staff provided notice to the Company that the Staff had granted an extension until January 22, 2024 to complete certain key steps of the Company’s compliance plan and, assuming those steps are complete on or before January 22, 2024, the Company must demonstrate compliance upon filing its periodic report for the quarter ended March 31, 2024.

If the Company fails to evidence compliance upon filing its periodic report for the quarter ended March 31, 2024, with the SEC and Nasdaq, the Company may be subject to delisting. In the event the Company does not satisfy these terms, Staff will provide written notification that its securities will be delisted. At that time, the Company may appeal Staff’s determination to a Hearings Panel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2022, found in the annual report on Form 10-K filed by Assure Holdings Corp. on March 31, 2023 (the “Form 10-K”)

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations and business prospects, are forward-looking statements  and may be identified by the use of words including, but not limited to the following; “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue,” or the negative thereof or other variations thereon or comparable terminology.

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

OVERVIEW

Assure is a provider of remote neurology services and Intraoperative neuromonitoring (“IONM”). The Company delivers a turnkey suite of clinical and operational services to support surgeons and medical facilities during invasive surgical procedures. IONM has been well established as a standard of care and risk mitigation tool for various surgical verticals such as neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat (“ENT”), and other surgical procures that place the nervous system at risk. Accredited by The Joint Commission, Assure’s mission is to provide exceptional surgical care and help make invasive surgeries safer. Our strategy focuses on utilizing best of class personnel and partners to deliver outcomes that are beneficial to all stakeholders including patients, surgeons, hospitals, insurers, and stockholders.

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

Expansion in the Professional Component of IONM was intended to better position the Company to oversee quality of service for providing tele-neurology services and to significantly reduce cost of delivery, allowing the Company to improve profitability on every case performed. Assure’s objective was to significantly cut the cost of delivery for tele-neurology services going forward.

Assure has made substantial investments to make its revenue cycle management function more data-driven, analytical, and automated. This modernization facilitated successful state-level arbitrations in 2022 and federal arbitrations in 2023. Success in arbitration supported improving cash flow. Many IONM competitors, particularly smaller peers that remain reliant on third-party billing companies lack the analytics and transparency to similarly leverage opportunities presented by the arbitration process. Going forward, the Company intends to continue to seek arbitration opportunities related to uncollected accounts receivable and offer billing and collections services to third parties.

Additionally, the Company continues to move away from Assure’s legacy Managed Service Agreement (“MSA”) model in order to keep all collections generated from services provided by the Professional Component of IONM.  The Company expects all MSA relationships to be terminated by the end of 2023.

During September 2023, the Company’s Board of Directors initiated a process to explore strategic alternatives. In consultation with financial and legal advisors, the comprehensive strategic review process began immediately and evaluates a broad range of options to maximize shareholder value.

As part of this review process, Assure is exploring potential strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, sale of assets or other strategic or financial transaction. The review process is ongoing and there can be no assurance that this review process will result in pursuing a transaction or that any transaction, if pursued, will be completed.

However, the Company will continue to support professional and technical cases during the review process. In 2023, Assure provided IONM services for approximately 191 surgeons in 130 hospitals and surgery centers across the Company’s operational footprint.

The Company has financed its cash requirements primarily through revenues generated from its services, by utilizing debt facilities and from the sale of common stock.

Payment for services, revenue mix and seasonality related to discontinued operations

Nearly half of Assure’s patients commonly have commercial health insurance coverage (“Commercial Payor”) and we are compensated via their health insurance plan. Assure’s commercial insurance patients represent the significant majority of our revenue and profit margin. We produce separate bills for the Technical Component and the Professional Component of the IONM services we perform. The majority of our commercial payors are billed out-of-network and we negotiate payment for each claim. The remainder of commercial payors utilize a contracted rate. The majority of contracted rates are via indirect agreements with third-party organizations or related entities of the commercial payor.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022

The following table provides selected financial information from the condensed consolidated financial statements of income for the three months ended September 30, 2023, and 2022. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
Revenue, net	$48	$162	$(114)	(70)%
Cost of revenues	622	613	9	1%
Gross margin	(574)	(451)	(123)	27%
Operating expenses
General and administrative	3,544	3,339	205	6%
Bad debt expense related to termination of managed service agreements	84	—	84	100%
Depreciation and amortization	5	14	(9)	(64)%
Total operating expenses	3,633	3,353	280	8%
Loss from operations	(4,207)	(3,804)	(403)	11%
Other income (expenses)
Income from equity method investments	—	13	(13)	(100)%
Interest income	11	—	11	100%
Interest expense	(519)	(452)	(67)	15%
Other expense, net	(53)	(42)	(11)	26%
Accretion expense	(170)	(170)	—	—%
Total other expense, net	(731)	(651)	(80)	12%
Loss from continuing operations before income taxes	(4,938)	(4,455)	(483)	11%
Income tax benefit on continuing operations	—	1,226	(1,226)	(100)%
Loss from continuing operations	(4,938)	(3,229)	(1,709)	53%
Income (loss) from discontinued operations, net of tax	(2,501)	1,796	(4,297)	(239)%
Net loss	$(7,439)	$(1,433)	$(6,006)	419%
Loss per share
Basic	$(1.23)	$(1.88)	$0.65	(35)%
Diluted	$(1.23)	$(1.88)	$0.65	(35)%
Weighted average number shares – basic	6,043,356	761,047	5,282,309	694%
Weighted average number shares – diluted	6,043,356	761,047	5,282,309	694%

Revenue

Total revenue for the three months ended September 30, 2023, and 2022, were $48 thousand and $162 thousand, respectively. The Company did not incur implicit price concessions during the three months ended September 30, 2023, and 2022. Revenue consists of income generated by our billing and collections team related to third-party collections and from managed service arrangements on a contractual basis. Revenue from services rendered is recorded after services are rendered. The decrease in revenue is attributable to the Company’s efforts to exit the managed service arrangements.

Cost of revenues

Cost of revenues for the three months ended September 30, 2023, were $622 thousand consistent with $613 thousand for the same period in 2022. Cost of revenues consist primarily of the cost of our internal billing and collection department.

General and administrative

General and administrative expenses were $3.5 million and $3.3 million for the three months ended September 30, 2023, and 2022, respectively. The increase is primarily related to costs associated with legal and consulting costs associated with our acquisition of certain assets of Innovation, partially offset by a decrease in employee related costs due to a decrease in headcount.

Interest expense

Interest expense, net was $519 thousand for the three months ended September 30, 2023, compared to $452 thousand for the three months ended September 30, 2022. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $388 thousand and $324 thousand for the three months ended September 30, 2023, and 2022, respectively, for the Centurion debt. The remaining amount of interest expense is associated with implied interest on the Company’s lease obligations.

Accretion expense

The Company recorded non-cash accretion expense of $170 thousand for the three months ended September 30, 2023, and 2022, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $95 thousand for each period related to the convertible debt and $75 thousand for each period related to the Centurion debt.

Income tax benefit

For the three months ended September 30, 2023, income tax benefit was $nil compared to income tax benefit of $1.2 million for the three months ended September 30, 2022. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Discontinued operations

Loss from discontinued operations was $2.5 million for the three months ended September 30, 2023, compared to income of $1.8 million for the three months ended September 30, 2022.  Discontinued operations consist of the following activities:

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

Cost of revenues consist primarily of the cost of technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The decrease in costs of revenues is primarily related to the Company’s efforts focused on reducing the Company’s average cost of delivery in providing our services, both on the technologist and the remote neurology parts of the business.

Additionally, discontinued operations consist of sales and marketing expenses related to the generation of revenue and depreciation, amortization and implied interest expenses related to the medical equipment utilized in operations.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
Revenue, net	$226	$356	$(130)	(37)%
Cost of revenues	1,998	1,926	72	4%
Gross margin	(1,772)	(1,570)	(202)	13%
Operating expenses
General and administrative	10,105	11,176	(1,071)	(10)%
Bad debt expense related to termination of managed service agreements	84	—	84	100%
Depreciation and amortization	6	45	(39)	(87)%
Total operating expenses	10,195	11,221	(1,026)	(9)%
Loss from operations	(11,967)	(12,791)	824	6%
Other income (expenses)
Income from equity method investments	38	18	20	(111)%
Gain on Paycheck Protection Program loan forgiveness	—	1,665	(1,665)	100%
Interest income	11	—	11	—%
Interest expense	(1,511)	(1,254)	(257)	20%
Other income, net	329	28	301	1,075%
Accretion expense	(511)	(511)	—	—%
Total other expense, net	(1,644)	(54)	(1,590)	2,944%
Loss from continuing operations before taxes	(13,611)	(12,845)	(766)	(6)%
Income tax benefit on continuing operations	171	3,508	(3,337)	(95)%
Loss from continuing operations	(13,440)	(9,337)	(4,103)	44%
Income (loss) from discontinued operations, net of tax	(3,575)	719	(4,294)	(597)%
Net loss	$(17,015)	$(8,618)	$(8,397)	(97)%
Loss per share
Basic	$(4.89)	$(12.59)	$7.70	61%
Diluted	$(4.89)	$(12.59)	$7.70	61%
Weighted average number shares – basic	3,480,014	684,334	2,795,680	409%
Weighted average number shares – diluted	3,480,014	684,334	2,795,680	409%

Revenue

Total revenue for the nine months ended September 30, 2023, and 2022, were $226 thousand and $356 thousand, respectively. Revenue consists of income generated by our billing and collections team related to third-party collections and from managed service arrangements on a contractual basis. Revenue from services rendered is recorded after services are rendered. The decrease in revenue is attributable to the Company’s efforts to exit the managed service arrangements.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2023, were $2.0 million consistent with $1.9 million for the same period in 2022. Cost of revenues consist primarily of the cost of our internal billing and collection department.

General and administrative

General and administrative expenses were $10.1 million and $11.2 million for the nine months ended September 30, 2023, and 2022, respectively. The decrease is primarily related to lower employee costs due to a decrease in headcount and a decrease in stock-based compensation related to forfeitures and cancellations of employee stock options.

Gain on Paycheck Protection Program loan forgiveness

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.7 million. During January 2022, the Company was granted forgiveness of the PPP Loan. As of September 30, 2022, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million. There were no similar transactions during the nine months ended September 30, 2023.

Interest expense

Interest expense, net was $1.5 million for the nine months ended September 30, 2023, compared to $1.3 million for the nine months ended September 30, 2022. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $221 for each of the nine months ended September 30, 2023, and 2022 related to the convertible debt, respectively, and $1.1 million and $872 thousand for the nine months ended September 30, 2023, and 2022, respectively, for the Centurion debt. The remaining amount of interest expense is associated with implied interest on the Company’s lease obligations.

Accretion expense

The Company recorded non-cash accretion expense of $511 thousand for the nine months ended September 30, 2023, and 2022, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $285 thousand for each period related to the convertible debt and $226 thousand for each period related to the Centurion debt.

Income tax benefit

For the nine months ended September 30, 2023, income tax benefit was $171 thousand compared to income tax benefit of $3.5 million for the nine months ended September 30, 2022. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Discontinued operations

Loss from discontinued operations was $3.6 million for the nine months ended September 30, 2023, compared to income of $719 thousand for the nine months ended September 30, 2022.  Discontinued operations consist of the following activities:

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

Cost of revenues consist primarily of the cost of technologist and supervising practitioner wages, third-party supervising practitioner fees, and medical supplies. Technologist and supervising practitioner wages and medical supplies vary with the number of neuromonitoring cases. The decrease in costs of revenues is primarily related to the Company’s efforts focused on reducing the Company’s average cost of delivery in providing our services, both on the technologist and the remote neurology parts of the business.

Additionally, discontinued operations consist of sales and marketing expenses related to the generation of revenue and depreciation, amortization and implied interest expenses related to the medical equipment utilized in operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Funding Requirements

Our cash position as of September 30, 2023, was $634 thousand compared to the December 31, 2022 cash balance of $905 thousand. Working capital was $4.7 million as of September 30, 2023, compared to $18.3 million at December 31, 2022. Our working capital balance and our estimated cash flows from operations during 2023 will not support our operating activities and our obligations for the next 12 months. We intend to seek equity or debt financing and have implemented significant cost cutting measures to mitigate our going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing. We applied for a $3.2 million refund under the CARES Act Employee Retention Credit program, however there is no guarantee when, or if, these funds will be received during 2023. Furthermore, our independent registered public accountants have expressed that substantial doubt exists as to the Company’s ability to continue as a going concern. See Item 8. Report of Independent Registered Public Accountant in our Annual Report on Form 10-K as filed with the SEC on March 31, 2023, for further discussion.

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

On August 16, 2023, the Company received notice from the Staff of the Nasdaq that the Company no longer satisfies the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirement - a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two or the last three fiscal years - as required by Nasdaq Listing Rule 5550(b) (the “Equity Requirement”). The notification is separate from, and in addition to, the previously deficiency letter that the Company received from the Staff on July 25, 2023, as discussed above.

During November 2023, the Company received notice from the Staff of the Nasdaq that the Staff has determined to grant the Company an extension of time to regain compliance with Listing Rule 5550(b) (the “Rule”). The Rule requires a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations (the “Equity Requirement”).

On October 2, 2023, the Company submitted its plan of compliance to the Staff. On November 1, 2023, the Staff provided notice to the Company that the Staff had granted an extension until January 22, 2024, to complete certain key steps of the Company’s compliance plan and, assuming those steps are complete on or before January 22, 2024, the Company must demonstrate compliance upon filing its periodic report for the quarter ended March 31, 2024. A delisting from Nasdaq would negatively impact our ability to raise additional capital through equity financings on acceptable terms in order to meet our plan of continued growth.

We are also dependent on Centurion granting us certain add-backs and other one-time adjustments in the calculation of our financial covenants related to EBITDA related to the Centurion debt and if we are not granted such allowances we may not meet our financial covenants which could result in a default on our obligations and the lender could foreclose on our assets if we cannot otherwise payoff the debt. The Company’s was not in compliance with the debt covenants as of September 30, 2023. However, on November 20, 2023, 2023, the Company received a debt covenant waiver as of September 30, 2023. The Company expects similar waivers will be required from Centurion in future periods.  We currently owe approximately $11 million in face amount on the Centurion debt and an additional approximately $3.45 million in convertible debentures.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations.

Cash flows from operating activities

For the nine months ended September 30, 2023, we collected approximately $12.5 million of cash from operations compared to collecting approximately $17.4 million in the same prior year period. As of September 30, 2023, accounts receivable, which are recorded net of implicit price concessions, was $6.0 million compared to $15.1 million at December 31, 2022. The decrease in our accounts receivable balance during 2023 is primarily related to the increased velocity of cash receipts and implicit price concession charges.

Cash used in operating activities for the nine months ended September 30, 2023 and 2022, was $4.8 million and $5.3 million, respectively. Cash was used to fund operations and to fund operations and the acquisition of Innovation assets.

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

Cash flows used in investing activities

Cash used in investing activities of $359 thousand for the nine months ended September 30, 2023, was related the PE distributions of $60 thousand, offset by payments related to acquisition of $419 thousand. Cash used in investing activities of $161 thousand for the nine months ended September 30, 2022, was related the PE distributions of $69 thousand, offset by fixed asset purchases of $26 thousand, and payments related to acquisitions of $204 thousand.

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

Cash flows from financing activities

Cash provided by financing activities of $4.9 million for the nine months ended September 30, 2023, resulted from a public offering of approximately 4 million common shares at a price of $1.20 per common share and a private placement of 50,000 common shares at a price of $6.00 per common share, partially offset by finance lease principal payments of $289 and acquisition liability payments of $230 thousand. Cash provided by financing activities of $5.2 million for the nine months ended September 30, 2022, was due the issuance of 5,576,087 common shares at a price per common shares of $1.12.

Off-Balance Sheet Arrangements

We have no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to revenue, accounts receivable, stock-based compensation, acquired intangible assets, goodwill, and income taxes, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation” and Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our internal control over financial reporting was ineffective.

Material Weaknesses

Management noted inadequate controls over the review of the accounting for complex transactions which management believes to be a material weakness.

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

Remediation

In response to the identified material weakness, during the fourth quarter of 2023, management has implemented a rigorous review process regarding the accounting for complex transactions.

Changes in Internal Control over Financial Reporting

There has been no other changes in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the nine months ended September 30, 2023, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the following:

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

On August 16, 2023, the Company received notice from the Staff of the Nasdaq that the Company no longer satisfies the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirement - a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two or the last three fiscal years - as required by Nasdaq Listing Rule 5550(b) (the “Equity Requirement”). The notification is separate from, and in addition to, the previously deficiency letter that the Company received from the Staff on July 25, 2023, as discussed above.

As with the bid price deficiency letter, the Staff’s notification has no immediate effect on the Company’s continued listing on The Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, the Company was provided 45 calendar days, or until October 2, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”). The Company submitted its Compliance Plan on October 2, 2023. On November 1, 2023, the Staff provided notice to the Company that the Staff had granted an extension until January 22, 2024 to complete certain key steps of the Company’s compliance plan and, assuming those steps are complete on or before January 22, 2024, the Company must demonstrate compliance upon filing its periodic report for the quarter ended March 31, 2024.

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

We have identified and disclosed in this Form 10-Q material weaknesses in our internal control over financial reporting.  If we are not able to remediate these material weaknesses and maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.

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

As reported in Item 2. – Item 4, Controls and Procedures, there was a material weakness in our internal controls over financial reporting at September 30, 2023. Specifically, management’s assessment concluded that the Company has a material weakness related to the review of the accounting for complex transactions.

To effectively manage our company today, we need to remediate the material weakness and continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to remediate these material weaknesses and implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results, cause us to fail to meet our financial reporting obligations, or make it more difficult to raise capital (or, if we are able to raise such capital, make such capital more expensive), one or more of which could adversely affect our business and/or jeopardize our listing on the Nasdaq, any of which would harm our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(b) and 2(c) are not applicable.

Item 2(a) – Stock Issuances - All issuances of equity securities on an unregistered basis during the quarter ended September 30, 2023, were previously reported on a Current Report on Form 8-K.

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
4.2

Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 12, 2023)

10.1

Purchase Agreement dated August 2, 2023, by and between Assure Networks Texas Holdings II, LLC and Innovation Neuromonitoring LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 8, 2023)

10.2

Nominee Agreement dated August 2, 2023, by and between Assure Networks Texas Holdings II, LLC and Innovation Neuromonitoring LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 8, 2023)

31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ Paul Webster
	John Farlinger, Executive Chairman and Chief Executive Officer		Paul Webster, Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: December 21, 2023		Date: December 21, 2023