Form 10-K
period 2023-12-31
Assure Holdings Corp.
filed 2024-04-26
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large Accelerated Filer ◻ Accelerated Filer ◻  Non-Accelerated Filer ☒  Smaller Reporting Company ☒  Emerging Growth Company ☒

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

As of June 30, 2023, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $5,000,000 based upon the closing sale price of the common stock on such date.

The number of the registrant’s common shares of common stock outstanding as of April 24, 2024 was 9,000,000.

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

Key Performance Metrics

This Annual Report contains key performance metrics, managed cases, and remote neurology managed cases, that management of the Company historically utilized to determine operational performance from period to period. A managed case is all technical cases Assure performs and any cases where the professional bill was from a 100% owned Assure entity and excludes cases when a global bill was presented, and we calculated it based on bills presented during the relevant measurement period. We define remote neurology managed cases as a subset of managed cases where Assure’s remote neurology platform is utilized and billed. Management believes that managed cases and remote neurology managed cases are important measures of the Company’s operational performance because it is a consistent measurement to evaluate patient revenue streams.

PART I

ITEM 1. BUSINESS

Business Overview

Overview

Historically, Assure was a provider of outsourced Intraoperative Neurophysiological Monitoring (“IONM”) and a provider of remote neurology services. The Company delivered a turnkey suite of clinical and operational services to support surgeons and medical facilities during invasive surgical procedures. During September 2023, the Company’s Board of Directors initiated a process to explore strategic alternatives for the business. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and evaluated a broad range of options to maximize shareholder value.  As part of this review process, Assure’s board agreed to conduct an auction process for the sale of its clinical operations.  On February 12, 2024, Assure entered an Agreement and Plan of Merger with Danam Health, Inc. (“Danam”).  Danam delivers unique solutions for pharmacies, providers, pharmaceutical manufacturers, and payors focused on improving the lives of patients. On March 26, 2024, Assure closed a sale transaction resulting in the sale of most of the Company’s clinical operations, equipment, and contracts.  As of the filing date of this Annual Report on Form 10K, Assure is providing IONM services in limited markets, primarily Arizona and Montana

IONM has been well established as a standard of care and risk mitigation tool for various surgical verticals such as neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat (“ENT”), and other surgical procures that place the nervous system at risk. Accredited by The Joint Commission, Assure’s mission was to provide exceptional surgical care and help make invasive surgeries safer. Our strategy focused on utilizing best of class personnel and partners to deliver outcomes that are beneficial to all stakeholders including patients, surgeons, hospitals, insurers, and stockholders.

During each procedure, Assure provided two types of services, the Technical Component and Professional Component of IONM. Our in-house Interoperative Neurophysiologists (“INP”) provide the Technical Component IONM services from the operating room throughout the procedure, while telehealth-oriented supervising practitioners provide a level of redundancy and risk mitigation in support of the onsite INPs and the surgical team. In addition, Assure offered a comprehensive suite of IONM services, including scheduling the INP and supervising practitioner, real time monitoring, patient advocacy and subsequent billing and collecting for services provided.

Clinical leadership, surgeon support and patient care are Assure’s cornerstones. The Company historically made substantial ongoing investments in its training and development of clinical staff and created a training program to rigorously train new INPs to cost-effectively join the Assure team. In addition, Assure partnered with the internationally renowned Texas Back Institute on clinical research relating to IONM safety and efficacy.

Historically, the foundation of Assure’s business has been providing the Technical Component of IONM via our INP staff. We employ highly trained INPs, which provide a direct point of contact in the operating room during the surgeries to relay critical information to the surgical team. In this one-to-one business model, Assure pairs a team of INPs with third-party surgeons to promote a level of familiarity, comfort and efficiency between the surgeon and the INP. Each INP can support approximately 200 cases annually. Our INPs monitor the surgical procedure using state of the art, commercially available, diagnostic medical equipment. Assure INP’s are certified by a third-party accreditation board, ABRET Neurodiagnostic

Credentialing and Accreditation (“ABRET”). The success of our service depends upon the timely recognition and successful interpretation of the data signals by our INPs and remote supervisors to quickly determine if the patient is experiencing a deficiency and advise the surgeon to determine if surgical intervention is required to positively impact the patient and surgery. While, employing this model, Assure expanded its business, supporting approximately 1,600 cases in 2017 to approximately 11,650 in 2023. The Company disposed of its clinical operations in March 2024 and currently provides IONM services in Arizona and Montana

Beginning in the second quarter of 2021, Assure began executing on its vertical integration plan by expanding into tele-neurology services. This included delivering remote neurology services in support of the surgical team and INPs. Supervising practitioners are utilizing equipment and training to monitor electroencephalographic (“EEG”) and electromyography (“EMG”) and several other complex modalities during surgical procedures to pre-emptively notify the surgeon of any nerve related issues as they are identified. Assure utilized employee and third-party contractors, working from remote locations as supervising practitioners supporting surgical teams and our INPs.

The Professional Component of IONM was provided via tele-neurology services under a one-to-many business model, and as a result, has a different financial profile than the Technical Component. Supervising practitioners provide tele-neurology services from an off-site location and maintain the ability to monitor multiple surgical cases simultaneously. As a result, each supervising practitioner can monitor approximately 2,500 or more cases annually.

Expansion into the Professional Component of IONM was intended to better position the Company to oversee quality of service for providing tele-neurology services and to significantly reduce cost of delivery, allowing the Company to improve profitability on every case performed. Assure’s objective was to significantly cut the cost of delivery for tele-neurology services going forward.

Billing and collecting for out of network medical services is complex and requires trained revenue cycle management professionals.  Assure made substantial investments to make its revenue cycle management function more data-driven, analytical, and automated. This modernization facilitated successful state-level arbitrations in 2022 and federal arbitrations in 2023. Success in arbitration supported improving cash flow. Many IONM competitors, particularly smaller peers that remain reliant on third-party billing companies lack the analytics and transparency to similarly leverage opportunities presented by the arbitration process. With the disposal of the clinical operations in March 2024, the Company intends to continue to seek arbitration opportunities related to uncollected accounts receivable.

During the fourth quarter of 2022, the Company moved away from Assure’s legacy Managed Service Agreement (“MSA”) model which allowed Assure to bill and collected for the Professional Component of IONM.  The Company exited most MSA agreements in 2023 and expects the remaining MSA relationships to be terminated by the end of the third quarter of 2024.

Our Strategy

Current Strategy

On September 19, 2023, our Board initiated a process to explore strategic alternatives. In consultation with financial and legal advisors, the comprehensive strategic review process began immediately and evaluated a broad range of options to maximize shareholder value.

As a result of the strategic review process, on February 12, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danam and Assure Merger Corp., a newly formed wholly-owned subsidiary of Assure (“Assure Merger”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the stockholders of the Company and Danam, Assure Merger will be merged with and into Danam (the “Merger”), with Danam surviving the Merger as a wholly-owned subsidiary of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) each share of Danam capital stock issued and outstanding immediately prior to the Effective Time shall automatically be converted into and become the right to receive the applicable per share portion of the “merger consideration” as set forth in the allocation statement to be delivered pursuant to the Merger Agreement (“merger consideration” is defined in the Merger Agreement to mean a number of shares of common stock of the Company equal to (a) the quotient obtained by dividing (i) the number of shares of capital stock of the Company on a fully diluted basis (the “Assure Fully Diluted Share Number”) by (ii) the quotient of (A) the adjusted value of the Company dividend by (B) the sum of the adjusted value of the Company and the adjusted value of Danam, minus (b) the Assure Fully Diluted Share Number minus (c) the number of shares of common stock of the Company the warrants of Danam will become exercisable for upon closing of the Merger); (ii) each outstanding warrant of Danam will be assumed by the Company and become a warrant to purchase an adjusted number of shares of common stock of the Company, at an adjusted exercise price per share but subject to the same terms and conditions as the warrant of Danam.

Following the closing of the Merger, the former equity holders of the Company immediately before the Merger are expected to own approximately 10% of the outstanding capital stock of the combined company on a fully diluted basis and the equity holders of Danam immediately before the Merger are expected to own approximately 90% of the outstanding capital stock of the combined company on a fully diluted basis.

Upon closing of the Merger, the Company will be renamed Danam Health Holdings Corp. Suren Ajjarapu will serve as Chairman of the Board of Directors and Tim Canning will serve as the Chief Executive Officer of the combined company. The Merger Agreement provides that the Board of Directors of the combined company will be comprised of four members which will be filled upon completion of the Merger to be designated by Danam.

The Merger Agreement contains customary representations, warranties and covenants of the Company and Danam, including covenants relating to the conduct of the business of both the Company and Danam from the date of signing the Merger Agreement through closing of the Merger, obtaining the requisite approval of the stockholders of the Company and Danam and maintain the listing of the common stock of the Company on the NASDAQ Capital Market and applying for the continued listing of Danam after the closing of the Merger on the NASDAQ Capital Market. Under the terms of the Merger Agreement, the Company has also agreed not to solicit from any person an acquisition proposal (as defined in the Merger Agreement) for the Company.

In connection with the Merger, the Company will prepare and file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 that will contain a prospectus and a proxy statement, and will seek the approval of the Company’s stockholders with respect to certain actions, including approval of the Merger.

Further to an auction process, on March 11, 2024, the Company and its subsidiaries, Assure Neuromonitoring, LLC, Assure Networks, LLC, Assure Networks Texas Holdings, LLC and Assure Networks Texas Holdings II, LLC (collectively, the “Sellers’) entered into an asset purchase agreement (the “APA”) with National Neuromonitoring Services, LLC (“Purchaser”). Upon the terms and subject to the satisfaction of the conditions described in the APA, the Company and the Sellers sold to Purchaser certain assets of the Sellers and Purchaser assumed certain liabilities and obligations of the Sellers (the “Sale Transaction”).

On March 26, 2024, the Sale Transaction closed, and the Company received cash consideration of $2.32 million minus the debt payoff amount of plus any earnout amount.  The Company can earn an earnout payment up to $2.18 million based on the following case volume numbers of Purchaser derived from the assets sold to Purchaser over the twelve-month period following the closing of the Sale Transaction.

(i)	If the Case Volume is less than 6,000, then Sellers will not receive any Earnout Payment, and the Purchase Price shall be decreased by an amount equal to equal to One Hundred Ninety-Three Dollars ($193) for each surgical case less than 6,000 up to a maximum aggregate amount not to exceed One Hundred Ninety-Three Thousand Dollars ($193,000).

(ii)	If the Case Volume is at least 7,000 but less than 8,000, then Sellers will receive an Earnout Payment in an amount equal to Forty-Nine Thousand Six Hundred Thirty Dollars ($49,630); or

(iii)	If the Case Volume is at least 8,000 but less than 9,000, then Sellers will receive an Earnout Payment in an amount equal to Three Hundred Eighty-Eight Thousand One Hundred Forty-Nine Dollars ($338,149); or

(iv)	If the Case Volume is at least 9,000 but less than 10,000, then Sellers will receive an Earnout Payment in an amount equal to Seven Hundred Seventy-Six Thousand Two Hundred Ninety-Seven Dollars ($776,297); or

(v)	If the Case Volume for the Earnout Period is at least 10,000 but less than 11,000, then Sellers will receive an Earnout Payment in an amount equal to One Million Four Hundred Fifty-Three Thousand Three Hundred Thirty-Four Dollars ($1,453,334); or

(vi)	If the Case Volume is more than 11,000, then Sellers will receive an Earnout Payment in an amount equal to Two Million One Hundred Eighty Thousand Dollars ($2,180,000).

The purchase price is subject to post-closing adjustments if the number of post-closing business employees ten days following the closing is less than 40 (reduced by $28,000 for each employee below 40) and if the number of IONM systems 30 days following closing is less than 100 (reduced by $12,000 for each system below 100).

Currently, the Company is pursuing the closing of its transaction with Danam.

Additional Information and Where to Find It

This section of the annual report on Form 10-K may be deemed to be solicitation material with respect to the proposed transactions between Assure and Danam. In connection with the proposed transaction, Assure intends to file relevant materials with the United States Securities and Exchange Commission, or the SEC, including a registration statement on Form S-4 that will contain a prospectus and a proxy statement. Assure will mail the proxy statement/prospectus to the Assure and Danam stockholders, and the securities may not be sold or exchanged until the registration statement becomes effective.

Investors and securityholders of Assure and Danam are urged to read these materials when they become available because they will contain important information about Assure, Danam and the proposed transactions. This report is not a substitute for the registration statement, definitive proxy statement/prospectus or any other documents that Assure may file with the SEC or send to securityholders in connection with the proposed transactions. Investors and securityholders may obtain free copies of the documents filed with the SEC, once available, on Assure’s website at www.assureneuromonitoring.com, on the SEC’s website at www.sec.gov or by directing a request to Assure at 7887 E. Belleview Ave., Suite 240, Denver, Colorado, USA 80111, Attention: John Farlinger, Chief Executive Officer; or by email at ir@assureiom.com.

This report shall not constitute an offer to sell or the solicitation of an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Participants in the Solicitation

Each of Assure and Danam and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of Assure in connection with the proposed transaction. Information about the executive officers and directors of Assure are set forth in this report below under the heading “Directors, Executive Officers and Corporate Governance” and in Assure’s Definitive Proxy Statement on Schedule 14A relating to the 2023 Annual Meeting of Stockholders of Assure, filed with the SEC on December 5, 2023. Other information regarding the interests of such individuals, who may be deemed to be participants in the solicitation of proxies for the stockholders of Assure will be set forth in the proxy statement/prospectus, which will be included in Assure’s registration statement on Form S-4 when it is filed with the SEC. You may obtain free copies of these documents as described above.

Legacy Strategy

Our IONM strategy was to build a telehealth tele-neurology services company with exceptional capabilities in IONM and numerous adjacent markets.

Assure provided leading IONM services with an emphasis on clinical excellence and patient well-being. The Company transformed from being a provider of the Technical Component of IONM, utilizing a one-to-one business model of INPs in the operating room, to a business that also provides the Professional Component of IONM via off-site tele-neurology services in a more scalable one-to-many business model.

Assure made substantial investments in its revenue cycle management function to become more data-driven, analytical, and automated. This modernization facilitated successful state-level arbitrations beginning in 2022 improving cash flow. There is a backlog of claims awaiting federal arbitration and state arbitration.

At the Company’s inception, the delivery of the Technical Component and Professional Component of IONM were reimbursed at nearly identical rates. For several years Assure was primarily focused on collecting and keeping proceeds from the Technical Component while splitting a significant portion of the proceeds from the Professional Component via MSAs in a manner that benefitted surgeons. In recent years, the IONM market has changed dramatically and now the Technical Component is perceived by commercial insurance payors to have limited reimbursement value whereas the Professional Component has considerable reimbursement value. Given the changing dynamics in market reimbursement, the Company has exited the majority of MSA arrangements and bills and collects both the Technical and Professional Components of IONM.

Historical Service Offering

INPs

Assure offered a turnkey full suite of IONM services including scheduling of the INP and supervising practitioner, real time monitoring and subsequent billing for services provided.

Prior to a patient’s procedure, Assure would coordinate with the surgeon’s office to obtain the necessary information and documentation to provide IONM services, such as the patients’ insurance information, patients’ demographic information and office/clinic notes. We provided educational materials to the surgeon’s office for inclusion in each surgical patient’s pre-operative packets to educate and provide comfort to the patient about IONM services. Prior to the surgery, an Assure patient advocate connected with the patient to explain our role during the surgery, the benefits of IONM and billing issues that may affect the patient. Assure’s INP would arrive at the hospital with an IONM machine and disposable supplies/electrodes. The INP met with the patient to explain their role during the surgery, discuss the patients’ pertinent past medical history, explain the risks and benefits associated with IONM and have the patient sign a consent form for IONM to be utilized on their procedure.

IONM procedures include both technical services (performed by INPs) and professional services (performed by supervising practitioners). During the surgery, the INP continuously monitored the functional integrity of the peripheral and/or central nervous system by recording, troubleshooting, documenting, and communicating activity arising from the brain, spinal cord, peripheral nerves, somatosensory or motor nerve systems using the IONM machine provided by Assure and communicating the physiologic results in real-time to the surgeon. The INP and surgeon were supported by an off-site supervising practitioner who provided tele-neurology oversight services. The supervising practitioner also monitored the functional integrity of the peripheral or central nervous system throughout the procedure communicating in real-time with the surgeon and INP throughout the procedure. In some cases, remote neurology was performed directly by Assure’s supervising practitioners. In other instances, these tele-neurology services were provided by and through subsidiaries, which owns interest in entities that either directly perform the Professional Component through third-party contracted neurologists or oversight reading physicians.

Assure Interoperative Neurophysiologists

Assure historically employed specialized IONM INPs that are board certified Certification Examination in Neurophysiologic Intraoperative Monitoring (“CNIM”) or board eligible CNIM by ABRET. ABRET seeks to encourage, establish, and maintain standards of clinical EEG, Evoked Potential Technology, and Neurophysiologic Intraoperative and long-term monitoring, by offering credentialing exams to evaluate the skills and knowledge of technologists, and by supporting lab accreditation.

Assure developed an Intraoperative Neurophysiologist Training program. This training program trained new INPs from start to board certification, allowing for consistently high caliber well-trained professional INPs for placement into emerging and growing markets. Training and developing our own talent pool allowed for more flexible scalability.

Assure Supervising Practitioners

Assure utilized supervising practitioners performing remote neurology services. These physicians are highly trained and specialized in providing off-site tele neurology services. Multiple Assure supervising practitioners received the training necessary to provide remote neurology services in targeted expansion markets including EEG.

IONM Market in the United States

Overview

Advances in technology, the growth of the geriatric population in the US, and a rising incidence of chronic diseases are factors increasing the number of spinal, musculoskeletal, and cardiovascular surgeries requiring IONM oversight.  Renowned medical institutions such as the Mayo Clinic have advocated greater adoption of IONM including requiring medical professionals to complete comprehensive neurophysiology training courses and hosting international IONM conferences.

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

With no dominant players in the industry, the intraoperative neuromonitoring market in the U.S. is highly fragmented. Providers can generally be categorized into three groups: 1) IONM-specific companies, including a limited number of relatively larger players 2) In-house providers such as hospitals, and 3) Bundled product companies offering neuromonitoring as part of a broader suite of services.  These bundled product companies are believed to be the largest IONM providers in the US.

Market Segmentation by Application

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

Payor payments

Beginning in 2020 and through 2023, Assure faced an increase in third-party insurance claim payment denials for our technologist services that we believe will continue in the industry for the foreseeable future. The increase in technical claim denials is primarily attributable to a shift in third-party insurance company policies to bundle the technologist service payment into the surgical procedure payment made to the facility in which our services are rendered.

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

Competition

The IONM industry is highly competitive. Some of our competitors are larger and have longstanding and well-established relationships with physicians and third-party payors. We also compete with other health care providers in our efforts to hire and retain experienced professionals. As a result, we historically had difficulty attracting or retaining key personnel or securing clinical resources.

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

Ownership Model

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

Management Services Model

In the instances where Assure Networks or the applicable Assure Networks subsidiary is unable to own an interest in the entity performing the professional component due to state laws or regulations, Assure Networks or the applicable Assure Networks subsidiary enters into a management services agreement whereby Assure Networks or the applicable Assure Networks subsidiary agrees to perform management services on behalf of a third party unrelated entity performing the Professional Component and is paid fair market value compensation for such services. The fair market value compensation is based on a third-party fair market value valuation prepared by a professional valuation firm engaged by Assure Networks or the applicable Assure Networks subsidiary. Assure exited the majority of these arrangements in 2023 and expects the few remaining MSA relationships to be terminated by the end of the third quarter of 2024.

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

Government Regulation

Assure is subject to numerous federal, state and local laws, rules and regulations. Government regulation affects our business by controlling our growth, requiring licensure and certification for our facilities and the physicians and other health care personnel who provide services in our facilities and regulating the use of our properties.

Licensure and Accreditation

The health care facilities and our partner professionals are subject to professional and private licensing, certification and accreditation requirements. These include, but are not limited to, requirements imposed by Medicare, Medicaid, state licensing authorities, voluntary accrediting organizations and third-party private payors. Receipt and renewal of such licenses, certifications and accreditations are often based on inspections, surveys, audits, investigations, or other reviews, some of which may require affirmative compliance actions by us that could be burdensome and expensive. The applicable standards may change in the future. There can be no assurance that we will be able to maintain all necessary licenses or certifications in good standing or that they will not be required to incur substantial costs in doing so. The failure to maintain all necessary licenses, certifications and accreditations in good standing, or the expenditure of substantial funds to maintain them, could have an adverse effect on our business.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation, or receipt of any form of remuneration to induce the referral of a patient or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of health care items or services paid for by federal health care programs, including Medicare or Medicaid. A violation does not require proof that a person had actual knowledge of the statute or specific intent to violate the statute, and court decisions under the Anti-Kickback Statute have consistently held that the law is violated where one purpose of a payment is to induce or reward referrals. Violation of the federal Anti-Kickback Statute could result in felony conviction, administrative penalties, liability (including penalties) under the False Claims Act and/or exclusion from federal health care programs.

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

Human Capital - Employees

Our human capital resources consist of employees and relationships that we maintain with third party service providers, including surgeons and hospitals. As of December 31, 2023 and April 17, 2024, we had 95 and 27 full-time employees, respectively. The decrease in the number of employees is directly related to our strategic business shift.

While we do not use any formal human capital measures or objectives, we focus our hiring efforts on offering competitive opportunities, which means recruitment, training and retaining personnel that demonstrate a high level of technical expertise and experience in the medical profession. We value diversity, professionalism, safety and collaboration within our organization.

None of our employees are represented by a labor union covered by a collective bargaining agreement. As of the date of this annual report, we have not experienced any work stoppages.

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

Implications of Being an Emerging Growth Company

As a company with less than $1.235 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not emerging growth companies. These requirements or exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	not being required to comply with the requirement of auditor attestation of our internal controls over financial reporting;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation; and
●	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may, and intend to, take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the SEC or if we issue more than $1.0 billion of non-convertible debt over a three-year period.

Available Information

Our executive office address is 7887 E. Belleview Ave., Suite 240, Denver, Colorado 80111. The telephone number for our executive office is (720) 287-3093.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Risks Related to the Proposed Merger with Danam

●	We cannot be sure if or when the Merger will be completed
●	The percentage ownership of the combined company as determined in the Merger Agreement is adjustable based on the value of the Company and Danam at the closing, based on adjustments set forth in the Merger Agreement, so the Merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.
●	Failure to complete the Merger may result in our paying a termination fee to Danam and could significantly harm the market price of our common stock and negatively affect our future business and operations.
●	The closing of the Merger is subject to approval by our stockholders and the Danam stockholders. Failure to obtain these approvals would prevent the closing of the Merger.
●	The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect us or Danam.
●	Some of our and Danam’s officers and directors have interests in the Merger that are different from our and Danam’s respective stockholders and that may influence them to support or approve the Merger without regard to the interests of our and Danam’s respective stockholders.
●	The market price of our Common Stock following the Merger may decline as a result of the Merger.
●	Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with or following the Merger.
●	During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.
●	Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
●	Because the lack of a public market for Danam’s capital stock makes it difficult to evaluate the value of Danam’s capital stock, the stockholders of Danam may receive shares of our Common Stock in the Merger that have a value that is less than, or greater than, the fair market value of Danam’s capital stock.
●	If the conditions to the Merger are not met, the Merger will not occur.
●	Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, and could delay or enjoin the Merger.
●	If the Merger is not completed, we may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to its stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
●	Our ability to use NOL carryforwards and certain tax credit carryforwards may be subject to limitation in connection with the Merger and other ownership changes.

Risks Related to Our Business

●	We’ve had historical negative operating results, and substantial doubt exists as to our ability to continue as a going concern.
●	There is meaningful decrease in underlying commercial insurance reimbursement for IONM services provided.
●	We anticipate we will be required to raise additional capital to finance our operations; however, we may not be able to do so when necessary and/or on terms advantageous or acceptable to us.
●	We face significant competition from other health care providers.
●	We rely on key personnel, industry partners and our ability to hire experienced employees and professionals.
●	The intraoperative neuromonitoring industry is relatively new and is subject to risk associated with public scrutiny and gaps in technician oversight and formal board reviews.
●	We are subject to fluctuations in revenues and payor mix.

●	We depend on reimbursement from a small group of third-party payors which could lead to delays and uncertainties in the reimbursement rate and process.
●	Our performance is greatly dependent on decisions that Third-Party Payors make regarding their out-of-network benefits and alternatively, our ability to collect from these Third-Party Payors.
●	State and Federal surprise billing legislation could lead to lower reimbursement rates.
●	Our revenues will depend on our customers’ continued receipt of adequate reimbursement from private insurers and government sponsored health care programs.
●	Changes in accounting estimates due to changes in circumstances may require us to write off accounts receivables or write down intangible assets, such as goodwill, may have a material impact on our financial reporting and results of operations.
●	We may be subject to professional liability claims.
●	We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.
●	We are subject to rising costs, including malpractice insurance premiums or claims may adversely affect our business.
●	We may incur unexpected, material liabilities as a result of acquisitions.
●	Our reliance on software-as-a-service (“SaaS”) technologies from third parties may adversely affect our business and results of operations.
●	Our reliance on third party providers of neurology oversight services may adversely affect our business and results of operations.
●	Our business depends on network and mobile infrastructure developed and maintained by third-party providers. Any significant interruptions in service could result in limited capacity, processing delays and loss of customers.
●	Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
●	We have identified and disclosed in this Form 10-K material weaknesses in our internal control over financial reporting. If we are not able to remediate these material weaknesses and maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.
●	Proposed legislation in the U.S. Congress, including changes in U.S. tax law and the Inflation Reduction Act of 2022, may adversely impact us and the value of our common stock and pre-funded warrants.

Risks Related to the Regulation of the Healthcare Industry

●	Our business is subject to substantial government regulation.
●	Our operations are subject to the nation’s health care laws, as amended, repealed, or replaced from time to time.
●	A cyber security incident could cause a violation of HIPAA, breach of customer and patient privacy, or other negative impacts.
●	If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.

Risks Related to Our Debenture

●	Restrictive covenants in our loan agreements with Centurion Financial Trust may restrict our ability to pursue our business strategies.
●	Our obligations to Centurion Financial Trust are secured by a security interest in substantially all of our assets, if we default on those obligations, the lender could foreclose on our assets.
●	We are dependent on Centurion Financial Trust granting us certain add-backs and other one-time adjustments in the calculation of our financial covenants related to EBITDA and if we are not granted such allowances we may not meet our financial covenants which could result in a default on our obligations and the lender could foreclose on our assets.

Risks Related to Our Stock

●	We have not been in compliance with the requirements of the NASDAQ for continued listing and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our stockholders.
●	The price of our common stock is subject to volatility.
●	Our bylaws designate the state and federal courts located in Denver, Colorado as the exclusive forum for certain types of actions and proceedings, which could limit a stockholder’s ability to choose the judicial forum for disputes arising with Assure Holdings Corp.
●	There is a limited trading market for our common stock.
●	Our common stock is listed in the U.S. on the Nasdaq and was historically traded in Canada on the TSX-V, but was voluntarily delisted on February 7, 2022. Historically, the trading volume for our common stock has been limited. Accordingly, investors may find it more difficult to buy and sell our shares. These factors may have an adverse impact on the trading and price of our common stock.
●	Our issuance of common stock upon exercise of warrants or options or conversion of convertible notes may depress the price of our common stock.
●	We qualify as an “emerging growth company” under the JOBS Act. As an “emerging growth company” we are subject to lessened disclosure requirements which could leave our stockholders without information or rights available to stockholders of more mature companies.

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

Risks Related to the Proposed Merger with Danam

We cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our stockholders and Danam’s stockholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in Danam’s favor or if other mutual closing conditions are not satisfied, Danam will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Danam a termination fee of $1,000,000 in the form of a note payable.

If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our stockholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further stockholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect our business.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to retain and motivate existing employees. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and Sale Transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers, collaborators, suppliers, vendors, regulators and other business partners. For example, customers, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transactions could be exacerbated by any delays in completion of the transactions or termination of the Merger Agreement.

Until the Merger is completed, the Merger Agreement restricts Danam and us from taking specified actions without the consent of the other party, and, in regards to us, requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Danam and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The percentage ownership of the combined company as determined in the Merger Agreement is adjustable based on the value of Assure and Danam at the closing, so the Merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has a set calculation ownership percentage for the combined company based on both the value and the fully diluted capitalization of the parties as of closing, taking into account Danam’s outstanding warrants and our outstanding warrants, options, convertible notes and equity awards, and subject to adjustment for (i) changes in value of Assure or Danam based on the completion of equity financings between the signing of the Merger Agreement and closing and (ii) the reverse stock split to be implemented prior to the consummation of the Merger.

Any changes in the value of Assure or Danam before the completion of the Merger will affect the number of shares of our Common Stock issuable to Danam’s securityholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the relative values of Assure or Danam change from those values on the date of the Merger Agreement, then Danam’s securityholders could receive Merger consideration with substantially greater or lesser value than the value of such Merger consideration on the date of the Merger Agreement. Because the ownership percentage adjusts as a result of changes in the values of Assure and Danam, for each change in the relative values of Assure and Danam, there is a corresponding rise or decline, respectively, in the value of the total Merger consideration payable to Danam’s securityholders pursuant to the Merger Agreement.

Failure to complete the Merger may result in our paying a termination fee to Danam and could significantly harm the market price of our common stock and negatively affect our future business and operations.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we may be required to pay Danam a termination fee of $1,000,000 less any reimbursed expenses. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of our Common Stock.

In addition, if the Merger Agreement is terminated and we or Danam determines to seek another business combination, there can be no assurance that we will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable to us than the terms set forth in the Merger Agreement.

The closing of the Merger is subject to approval by our stockholders and the Danam stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

The closing of the Merger is subject to certain approvals by our stockholders and the Danam stockholders. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect us or Danam.

The Merger Agreement provides that either we or Danam can refuse to complete the Merger if there is a material adverse change affecting the other party between February 12, 2024, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or Danam, including, but not limited to:

●	conditions generally affecting the industries in which we and Danam participate or the United States or global economy or capital markets as a whole, to the extent that such conditions do not have a materially disproportionate impact on us or Danam, respectively;
●	any natural disaster, public health event or any acts of terrorism, sabotage, military action or war (whether or not declared) or any escalation or worsening thereof, to the extent they do not disproportionately affect us or Danam, respectively;
●	any failure to meet internal projections or forecasts or third party revenue or earnings predictions for any period ending on or after the date of the Merger Agreement;
●	any change in accounting principle generally accepted in the U.S. (“GAAP”) or any change in applicable laws, rules, or regulations or the interpretation thereof after the date of the Merger Agreement;
●	any effect resulting from the execution, delivery, announcement or performance of the obligations under the Merger Agreement or the announcement, pendency or anticipated consummation of the Merger or any related transactions; and
●	the taking of any action by either us or Danam required to comply with the terms of the Merger Agreement or at the written request of the other party.

If adverse changes occur and we and Danam still complete the Merger, the market price of the combined organization’s common stock may suffer. This in turn may reduce the value of the Merger to our stockholders.

Some of our and Danam’s officers and directors have interests in the Merger that are different from our and Danam’s respective stockholders and that may influence them to support or approve the Merger without regard to the interests of our and Danam’s respective stockholders.

Certain officers and directors of ours and Danam participate in arrangements that provide them with interests in the Merger that are different from the interests of our and Danam’s respective stockholders, including, among others, the continued service as an officer or director of the combined organization, severance benefits, the acceleration of stock option and restricted stock unit vesting, continued indemnification and the potential ability to sell an increased number of shares of common stock of the combined organization in accordance with Rule 144 under the Securities Act.

For example, we are party to arrangements with our executive officers pursuant to their employment agreements and transaction success agreements that may result in the receipt by such executive officers of cash severance payments and other transaction success bonuses and benefits with a total value of approximately $1.0 million (collectively and not individually), but not including the value of any accelerated vesting of our equity awards held by those officers. Additionally, our officers and directors are parties to the support agreements with Danam.

The Company’s Board of Directors was aware of these interests and considered them, among other matters, in the decision to approve the Merger Agreement.

The market price of our Common Stock following the Merger may decline as a result of the Merger.

The market price of our Common Stock may decline as a result of the Merger for a number of reasons, including if:

●	investors react negatively to the prospects of the combined organization’s product candidates, business and financial condition following the Merger;
●	the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●	the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with or following the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests in our company without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.

Covenants in the Merger Agreement impede the ability of us to enter into material transactions that are not in the ordinary course of business pending completion of the Merger, other than the Sale Transaction. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during such period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions that are impeded or prohibited pursuant to these covenants could be favorable to our stockholders if consummated.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The Merger Agreement contains “no-shop” restrictions on the Company’s ability to solicit, initiate or knowingly encourage third party proposals relating to alternative transactions or to provide information to, or engage in discussions with, a third party in relation to an alternative transaction, subject to certain exceptions to permit our Board of Directors to comply with its fiduciary duties. Before our Board Directors may change its recommendation to stockholders to adopt the Merger or terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), the Company must, among other things, provide Danam with notice. Upon the termination of the Merger Agreement, including in connection with a Superior Proposal, we may be required to pay up to $1,000,000 as a termination fee.

These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher price than what would be received in the Merger. These provisions might also result in a potential third party acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $1,000,000 termination fee that may become payable

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Because the lack of a public market for Danam’s capital stock makes it difficult to evaluate the value of Danam’s capital stock, the stockholders of Danam may receive shares of our Common Stock in the Merger that have a value that is less than, or greater than, the fair market value of Danam’s capital stock.

The outstanding capital stock of Danam is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Danam. Because the percentage of our Common Stock to be issued to Danam’s stockholders was determined based on negotiations between the parties, it is possible that the value of our Common Stock to be received by Danam’s stockholders will be less than the fair market value of Danam, or we may pay more than the aggregate fair market value for Danam.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by our and Danam’s stockholders, specified conditions must be satisfied or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger. Additionally, if the Merger does not occur, we may not have sufficient cash to conduct an orderly wind-down and dissolution of our company. We may seek an immediate dissolution, subject to a vote of our stockholders, in the event the Merger is not completed.

Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, and could delay or enjoin the Merger.

We could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. Such actions may create uncertainty relating to the Merger, or delay or enjoin the Merger, and responding to such demands could divert management time and resources. In addition, such demands or litigation could lead to a dissolution or bankruptcy of either us or Danam or both parties if the costs associated with such demands or litigation are significant enough.

If the Merger is not completed, we may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to its stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Merger will be completed. If the Merger is not completed, we may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if we were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Nevada corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to its stockholders. As a result of this requirement, a majority or all of our remaining cash assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our Common Stock could lose all or a significant portion of their investment in the event of our liquidation, dissolution or winding up.

Our ability to use NOL carryforwards and certain tax credit carryforwards may be subject to limitation in connection with the Merger and other ownership changes.

As of December 31, 2023, we had federal and state NOL carryforwards of $40.1 million. The majority of federal NOL carryforwards are carried forward indefinitely. Federal NOLs generated after 2017 have an indefinite carryforward and are only able to offset 80 percent of taxable income beginning in 2021. Under Section 382, changes in our ownership may limit the amount of NOL carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in our ownership of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and research and development tax credit carryforwards before they expire. The completion of the Merger, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of the Merger, prior private placements, sales of common stock by our existing stockholders, or additional sales of our common stock by the combined organization after the Merger, could have a material adverse effect on our results of operations in future years.

Risks Related to Our Business

We’ve had historical negative operating results, and substantial doubt exists as to our ability to continue as a going concern.

Since its initial launch, the Company has experienced operating losses. Our net loss was $26.1 million and $30.1 million for the years ended December 31, 2023 and 2022, respectively. There is no guarantee when profitability will occur. Furthermore, our independent registered public accountants have expressed that substantial doubt exists as to the Company’s ability to continue as a going concern. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for further discussion.

Meaningful decrease in underlying commercial insurance reimbursement for IONM services provided.

In recent years, the IONM industry has seen a meaningful compression in reimbursement for IONM services provided. This trend has been more pronounced for the Technical Component relative to the Professional Component, driven in part by a shift in perceived benefit.

In addition, in October 2022, Assure and other IONM providers experienced a meaningful decrease in the Texas reimbursement benchmark, which had been utilized in state arbitration claims to great success from January 2022 through September 2022. In October 2022, Texas state arbitration reimbursement was realigned to a level much closer to the state average across the Company’s operational footprint. Prior to the sale of the clinical operations, Texas was Assure’s largest market and represented approximately 60% of patient volume.

Effective January 1, 2022, the No Surprises Act (enacted as part of the Consolidated Appropriations Act, 2021), was intended to protect patients from receiving balance bills or “surprise bills”, the difference between what the provider charged and what insurance paid. This new law also provides for negotiation and independent dispute resolution (“IDR”) processes to resolve disputed claim payment amounts for federally regulated insurance plans. Assure has filed several hundred negotiation requests and IDR cases, although decisions for those cases are pending. Health and Human Services has acknowledged that there is a substantial backlog of IDR case decisions due to a larger than expected demand for dispute resolutions. If we are unsuccessful in arbitrating, or if the arbitration process is delayed, we may not collect for our services or experience delays in collecting for our services and our business and financial results could be materially adversely affected.

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

The termination of Managed Service Agreements may materially affect our financial results.

In instances in which the Professional Component is provided via MSA’s with surgeons or through agreements with PEs, Assure engaged in a revenue share based on our percentage ownership of the PE.  During 2023, Assure terminated most MSA agreements and invoiced for both the technical and professional components.  Assure’s goal is to exit all remaining MSA agreements in 2024.  This process may lead to the loss of surgeon relationships and as a result our business, reputation, and financial results could be materially adversely affected.

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

We rely on key personnel, industry partners and our ability to hire experienced employees and professionals.

We depend on the efforts of key management, key personnel and our relationships with medical partners in the surgical industry and our ability to hire experienced employees and professionals. Loss of any of these people and partnerships, particularly to competitors, could have a material adverse effect on our business. Further, with respect to the future development of our business, it is necessary to attract additional partners and personnel for such development.

The marketplace for key skilled personnel is becoming more competitive, which means the cost of hiring, training, and retaining such personnel may increase. Our business depends on our ability to hire and retain employees who have advanced clinical and other technical skills. Employees who meet these high standards are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted. A limited supply of qualified applicants may also contribute to wage increases which outpace the rate of inflation.

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

Approximately 83% of our accrued revenue for the year ended December 31, 2023 relates to 30 third-party payors. The loss or disruption of any one of these payors could have an adverse effect on our business, results of operations and financial condition. Additionally, about 79% of our cash collections during the year ended December 31, 2023 was concentrated among these same third-party payors. Greater diversification of payors is dependent on expansion into new markets.

Our accounts receivable collection performance is greatly dependent on decisions that Third-Party Payors make regarding their out-of-network benefits and alternatively, our ability to negotiate profitable contracts with Third-Party Payors.

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

Historically, all privately insured cases were billed on an out-of-network basis. Over the past three years, the Company has shifted some of the business to direct and indirect contracts with the payors and related parties. However, as of December 31, 2023, virtually all of our privately insured cases remain out of network basis, without any reimbursement rate protection or consistent in-network patient enrollments typically seen from an in-network agreement. Accordingly, we are susceptible to changes in reimbursement policies and procedures by Third-Party Payors and patients’ preference of using their out-of-network benefits which could have an adverse effect on our business, results of operations and financial condition.

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

The majority of U.S. states have laws protecting consumers against out-of-network balance billing or “surprise billing”. While consumer collections represent a negligible amount of our total revenue, most state surprise billing laws have established payment standards based on the median in-network rate or a multiplier of what Medicare would pay. These payment standards are often less than the average out-of-network payment and could therefore have an adverse effect on reimbursement rates. Although we have already experienced lower reimbursement rates from such laws, additional impact may be experienced as more states and/or federal legislation is adopted. As of December 31, 2023, virtually none of our third-party payor revenue was contracted with in- network rate agreements and we are no longer actively pursuing in-network agreements.

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

Goodwill and Intangible Assets

As a result of purchase accounting for our acquisition transactions, our consolidated balance sheet at December 31, 2021 contained intangible assets designated as either goodwill or intangibles totaling approximately $4.4 million in goodwill and approximately $3.6 million in intangibles. Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As of December 31, 2022, we determine that a significant impairment had occurred, which required us to write-off $3.4 million of goodwill and $117 thousand of other intangible assets for a total impairment charge of $3.5 million. Future impairment charges could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A, “Controls and Procedures” in this Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting and complex transactions. The related control deficiencies resulted in material misstatements in our previously issued unaudited interim condensed consolidated financial statements for periods ended March 31, 2023, June 30, 2023 and September 30, 2023.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

We cannot assure you that any measures we may take in the near future will be sufficient to remediate these material weaknesses or avoid potential future material weaknesses. In addition, we may suffer adverse regulatory or other consequences, as well as negative market reaction, as a result of any material weaknesses, and we will incur additional costs as we seek to remediate these material weaknesses.

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

.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis.

Proposed legislation in the U.S. Congress, including changes in U.S. tax law and the Inflation Reduction Act of 2022, may adversely impact us and the value of our common stock.

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

During February 2024, a Settlement Agreement (“Agreement”) was executed between Assure and the United States Department of Justice (“DOJ”). In exchange for a payment of approximately $1 million, the Agreement releases Assure from any civil or administrative monetary claim the United States has for the Covered Conduct under the False Claims Act, 31 U.S.C. §§ 3729-3733; the Civil Monetary Penalties Law, 42 U.S.C. § 1320a-7a; the Program Fraud Civil Remedies Act, 31 U.S.C. §§ 3801-3812; or the common law theories of payment by mistake, unjust enrichment, and fraud. Payments are in equal monthly installments over the next 12 months.

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

A breach of any of these covenants could result in an event of default under our loan agreements and permits the lender to cease making loans to us, demand immediate payment of all amounts due and payable under the loan agreements and to seek to foreclose on our assets if we can’t make such payments. Management believes the Company may not meet its covenants in 2024.

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

Our obligations under the loan agreements with Centurion Financial Trust, of which approximately $11 million in face value remains outstanding, and the related transaction documents are secured by a security interest in substantially all of our (the Company and all its subsidiaries) assets. As a result, if we default on our obligations under such loan agreements, the collateral agent on behalf of the lender could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of their investment.

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

As noted above, certain of our financial covenants under the debt with Centurion Financial Trust is measured against EBITDA including our fixed charge ratio and our ratio of debt to EBITDA.  Since 2022, we have relied upon certain allowances from Centurion Financial Trust in making add-backs and one-time adjustments to our calculation of EBITDA in order to meet these financial covenants.  The letter of commitment from Centurion Financial Trust permits Centurion Financial Trust to grant these allowances to us and they deem appropriate. These allowances included, but may not be limited to, adjustments to Goodwill and Intangible Asset Carrying Values and also adjustments made to Accounts Receivable carrying balances and Excess Revenue accounting treatment as at fiscal year-end.  If Centurion Financial Trust does not grant such allowances in future quarters, we may fail to meet our financial covenants under the debt which may result in an event of default and Centurion Financial Trust foreclosing on our assets.

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

The Bid Price Deficiency Letter has no immediate effect on the continued listing status of the Company's Common Stock on The Nasdaq Capital Market, and, therefore, the Company's listing remains fully effective.

The Company is provided a compliance period of 180 calendar days from the date of the Bid Price Deficiency Letter, or until January 22, 2024, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before January 22, 2024, the closing bid price of the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending January 22, 2024, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency.

On August 16, 2023, the Company received notice from the Nasdaq that the Company no longer satisfies the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirement - a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two or the last three fiscal years - as required by Nasdaq Listing Rule 5550(b) (the “Equity Requirement”).

As with the Bid Price Deficiency Letter, the Staff’s notification has no immediate effect on the Company’s continued listing on The Nasdaq Capital Market.

In accordance with the Nasdaq Listing Rules, the Company was provided 45 calendar days, or until October 2, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”). The Company submitted its Compliance Plan on October 2, 2023. On November 1, 2023, the Staff provided notice to the Company that the Staff had granted an extension until January 22, 2024 to complete certain key steps of the Company’s compliance plan..

On January 24, 2024, the Company received a determination letter (the “Determination Letter”) from the Staff stating that it had not regained compliance with Listing Rule 5550(a)(2) and is not eligible for a second 180 day period to regain compliance. The Company appealed the Staff’s determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series and  had a hearing with a Nasdaq Hearings Panel (the “Panel”) on April 9, 2024. The Company still awaiting the Panel’s decision on whether the Company’s plan as presented to the Panel has been accepted.

Based on the Company’s representations made in its compliance plan submitted to the Staff, on November 1, 2023, the Staff granted the Company an extension until January 22, 2024, to regain compliance with the Equity Requirement. However, the Staff indicated in the Determination Letter that, pursuant to Listing Rule 5810(d)(2), this deficiency serves as an additional and separate basis for delisting, and as such, the Company should address its non-compliance with the Equity Requirement before the Panel, if it appeals the Staff’s determination, which the Company has done.

There can be no assurance that the Company’s plan as presented to the Panel will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a Panel will stay the suspension of the Company’s securities.

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

As of April 24, 2024, Assure had 9,000,000 shares of common stock issued and outstanding, outstanding warrants to purchase 194,974 shares of common stock; outstanding options to purchase 21,055 shares of common stock; outstanding convertible notes convertible into 30,584 shares of common stock. The issuance of shares of common stock in connection with convertible securities and obligations could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

In addition, our articles authorize the issuance of 9,000,000 shares of common stock.

We qualify as an “emerging growth company” under the JOBS Act.

As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will:

●	not be required to have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	not be required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm;
●	not be required to a rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on- frequency”;
●	not be required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation; and
●	be permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

We will remain an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) the last day of the fiscal year in which we celebrate the fifth anniversary of our first sale of registered common equity securities pursuant to the Securities Act of 1933, as amended. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Strategy and Risk Management

Assure Neuromonitoring’s cybersecurity program is a comprehensive system fortified by policies and procedures aimed at safeguarding our operations, systems, and the sensitive data of our clients and customers from potential cybersecurity threats. This program is a crucial part of our risk management strategy.

At the heart of our security model is a defense-in-depth framework. This framework consists of multiple layers of processes and technologies designed to prevent, detect, and respond to threats. Our strategy for defending against external threats includes a range of preventive technologies such as malicious email blocking, defenses against automated attacks, AI-enhanced advanced threat protection, SDWAN technologies, encryption, and multifactor authentication. These measures proactively intercept and neutralize cyber threats, ensuring data security within our environment. We also employ continuous event monitoring technologies that detect suspected intrusion attempts and alert our Security Incident Response team.

Assure Neuromonitoring implements several key security processes to mitigate and protect against cybersecurity risks, including:

●	Identity and Access Management: We grant employees the minimum necessary access to perform their roles using a role-based access control methodology. Any privileged or elevated access to our systems requires additional approval, authentication processes, and is subject to increased logging and monitoring.
●	Security Awareness and Training: We conduct annual HIPAA training programs, regular phishing simulations, and require employees to pass a general security awareness assessment every year.
●	Security Operations and Monitoring: Our operational monitoring processes offer valuable insights into the effectiveness of our security program. A centralized system collects security logs and performs event correlation, triggering an alert if necessary. We review any deviations from our targets and implement corrective actions.
●	Change Management: Any changes to hardware, software, network components, or processes introduced into production environments are managed by a change control process. This process requires the submission of necessary documentation and a business justification for the change.
●	Disaster Recovery / Business Continuity: Our recovery processes are designed to maintain service to our customers, vendors, and members under a wide range of adverse circumstances. Recovery methods include rerouting business functions, relocating to an alternative site, online and offline backups, mobile recovery, and work-from-home arrangements.
●	Physical Security: Our physical security system is used to identify appropriate individuals, authorize entry, and define the working areas they can access.
●	Third-Party Vendor Security Reviews: Suppliers with access to, or who host or transmit sensitive data, must complete a business associate agreement, signifying their compliance with HIPAA laws.
●	Vulnerability Management / Patching: We rate any discovered vulnerability by severity and assign a timeline for remediation. Patching activities are centrally managed, focusing on the identification, remediation, analysis, and closure of vulnerabilities throughout the vulnerability management lifecycle.
●	Cybersecurity Incident Reporting: Our incident reporting protocol facilitates quick and efficient responses to cybersecurity threats. This includes providing employees with documentation on how to report a cybersecurity incident, a user-friendly phishing reporting tool in Outlook, and group email boxes that are monitored 24/7 for incident submissions.

Our cybersecurity program, which is measured against industry-standard frameworks, undergoes penetration testing by third-party assessors. Our Chief Information Officer (CIO) leads our information technology team in frequent collaborations with industry experts and cybersecurity practitioners from other companies. This collaboration allows us to exchange information about potential cybersecurity threats, best practices, and industry trends.

We manage cybersecurity risks on a routine basis through a defined framework that includes activities for identifying, assessing, treating, and monitoring risks. The results of our cybersecurity risk assessments guide senior management in making informed decisions about resource allocation to reduce cybersecurity risks and enhance our overall security posture.

Each year, we review our entire program and measure it against widely accepted industry standards and frameworks, such as the internationally recognized security control framework established by the NIST. This framework is used by companies to assess and improve their ability to prevent, detect, and respond to cyberattacks. Our cybersecurity policies and standards, which are primarily guided by the NIST 800-53 Cybersecurity Framework, are also reviewed annually.

In addition to these internal measures, external third parties evaluate the effectiveness of components of our overall cybersecurity program. This evaluation includes work performed over various levels of controls assessments for specific business lines and core processes. These assessments include the Health Insurance Portability and Accountability Act (“HIPAA”) and the Health Information Trust Alliance (“HITRUST”) for healthcare data security. The Joint Commission (TJC) also conducts an annual assessment and benchmark of our security controls to identify opportunities to strengthen our cybersecurity program.

Governance of Cybersecurity Risk Management

Our board of directors collectively oversees our strategic and operational risks. The responsibility of reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, has been delegated to the audit committee by the board of directors. The audit committee regularly reports its findings to the board of directors.

The implementation of risk management strategies on a day-to-day basis is the responsibility of our management team, which also suggests process improvements. Our Chief Information Officer (CIO), who has over 27 years of experience in various engineering, business, and management roles focused on information technology, oversees significant risks from cybersecurity threats. The CIO regularly provides updates and reports on cybersecurity matters and emerging industry trends to the CEO, who then reports this information to the audit committee.

We have engaged an external cybersecurity firm to provide managed security services, reporting directly to our CIO. This firm boasts professionals with over 20 years of experience in IT-related roles and degrees in Information Technology, including cybersecurity. They have extensive experience in supporting firms with the application of information technology governance and security frameworks such as NIST, HIPAA, HITRUST, and COBIT.

Our management team assesses our cybersecurity readiness using internal assessment tools, third-party control tests, vulnerability assessments, audits, and regular evaluations against industry standards. We have established governance and compliance structures designed to escalate cybersecurity-related issues, such as potential threats or vulnerabilities, to management and the audit committee. We also employ various defensive and continuous monitoring techniques in line with recognized industry frameworks and cybersecurity standards.

Our CIO holds quarterly meetings with the CEO to review our information technology systems and discuss key cybersecurity risks.

ITEM 2. PROPERTIES

Assure currently leases approximately 3,100 square feet of office space for its corporate offices at 7887 E. Belleview Ave., Suite 240, Denver, CO 80111 on a month-to-month basis.

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

In April 2022, the U.S. Department of Justice (“DOJ”) issued Civil Investigative Demands which seek information with respect to a civil investigation under the Anti-kickback Statute and the False Claims Act.  We voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions.  While our policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company we used at that time submitted some claims to Medicare Advantage plans administered by commercial insurance companies.  We have worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies and we believe we have returned substantially all such payments that we have discovered to date, totaling approximately $450,000.  The DOJ has not made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing, or outcome of this investigation. During February 2024, a Settlement Agreement (“Agreement”) was executed between Assure and the United States Department of Justice (“DOJ”).

In exchange for a payment of approximately $1 million, the Agreement releases Assure from any civil or administrative monetary claim the United States has for the Covered Conduct under the False Claims Act, 31 U.S.C. §§ 3729-3733; the Civil Monetary Penalties Law, 42 U.S.C. § 1320a-7a; the Program Fraud Civil Remedies Act, 31 U.S.C. §§ 3801-3812; or the common law theories of payment by mistake, unjust enrichment, and fraud. Payments are in equal monthly installments over the next 12 months.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The primary trading market for our shares of common stock is the Nasdaq Capital Market. Our common stock trades under the symbol “IONM”. On April 24, 2024, the last reported sales price of our common stock as quoted on the Nasdaq was $0.73.

Holders

As of April 24, 2024, there were approximately 76 stockholders of record holding 9,000,000 shares of our common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name through depositaries, including CDS & Co and CEDE & Co. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

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

Repurchases of Equity Securities

During the quarter ended December 31, 2023, neither the Company nor any affiliate of the Company repurchased any shares of common stock of the Company.

Recent Sales of Unregistered Securities

All sales of equity securities during the year ended December 31, 2023, were previously reported.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report. This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of April 26, 2024. This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

Overview

Assure is a provider of Intraoperative neuromonitoring (“IONM”). The Company delivers a turnkey suite of clinical and operational services to support surgeons and medical facilities during invasive surgical procedures. IONM has been well established as a standard of care and risk mitigation tool for various surgical verticals such as neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat (“ENT”), and other surgical procures that place the nervous system at risk. Accredited by The Joint Commission, Assure’s mission is to provide exceptional surgical care and help make invasive surgeries safer. Our strategy focuses on utilizing best of class personnel and partners to deliver outcomes that are beneficial to all stakeholders including patients, surgeons, hospitals, insurers, and stockholders.

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

Assure has made substantial investments to make its revenue cycle management function more data-driven, analytical, and automated. This modernization facilitated successful state-level arbitrations in 2022 and federal arbitrations in 2023. Many IONM competitors, particularly smaller peers that remain reliant on third-party billing companies lack the analytics and transparency to similarly leverage opportunities presented by the arbitration process. The Company intends to continue to seek arbitration opportunities related to uncollected accounts receivable.

During the fourth quarter of 2022 and throughout 2023, the Company exited the majority of business under Assure’s legacy Managed Service Agreement (“MSA”) model in order to keep all revenue generated from services provided by the Professional Component of IONM.  The Company expects the remaining MSA relationships to be terminated during 2024.

During September 2023, the Company’s Board of Directors initiated a process to explore strategic alternatives for the business. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and evaluated a broad range of options to maximize shareholder value.  As part of this review process, Assure’s board agreed to conduct an auction process for the sale of its clinical operations.  On March 26, 2024, Assure closed the sale transaction resulting in the sale of most of the Company’s clinical operations, equipment, and contracts.  As of the filing date of this Annual Report on Form 10K, Assure is providing IONM services in limited markets, primarily Arizona and Montana. During February 2024, Assure entered an Agreement and Plan of Merger (the “Merger Agreement”) with Danam Health, Inc. (“Danam”).  Danam delivers unique solutions for pharmacies, providers, pharmaceutical manufacturers, and payors focused on improving the lives of patients.

The Company has financed its cash requirements primarily from revenues generated from its services, by utilizing debt facilities and from the sale of common stock.

See “Item 1. Business” for a complete description of our business.

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table provides selected financial information from the condensed consolidated financial statements of income for the years ended December 31, 2023 and 2022. All dollar amounts set forth in the table below are expressed thousands of dollars, except share and per share amounts.

	Year Ended December 31,		Change	Change
	2023	2022	$	%
Revenue	$255	$471	$(216)	(46)%
Cost of revenues	2,449	2,532	(83)	(3)%
Gross margin	(2,194)	(2,061)	(133)	6%
Operating expenses
General and administrative	13,524	15,065	(1,541)	(10)%
Bad debt expense related to termination of managed service agreements	4,358	1,370	2,988	100%
Depreciation and amortization	6	9	(3)	(33)%
Goodwill impairment charge	—	3,423	(3,423)	100%
Intangibles impairment charge	—	117	(117)	100%
Total operating expenses	17,888	19,984	(2,096)	(10)%
Loss from operations	(20,082)	(22,045)	1,963	9%
Other income (expenses)
Income from equity method investments	43	39	4	(10)%
Gain on Paycheck Protection Program loan forgiveness	—	1,665	(1,665)	100%
Interest income	11	—	11	—%
Interest expense	(2,031)	(1,639)	(392)	24%
Other income, net	557	—	557	100%
Accretion expense	(681)	(681)	—	—%
Total other expense, net	(2,101)	(616)	(1,485)	241%
Loss from continuing operations before taxes	(22,183)	(22,661)	478	2%
Income tax benefit (expense) on continuing operations	736	(202)	938	(464)%
Loss from continuing operations	(21,447)	(22,863)	1,416	(6)%
Loss from discontinued operations, net of tax	(4,631)	(7,249)	2,618	(36)%
Net loss	$(26,078)	$(30,112)	$4,034	13%
Loss per share
Loss from continuing operations, basic and diluted	$(5.01)	$(30.42)	$25.40	84%
Loss from discontinued operations, basic and diluted	(1.08)	(9.64)	8.56	89%
Loss per share, basic and diluted	$(6.10)	$(40.06)	$33.96	85%
Weighted average number shares – basic	4,276,820	751,659	3,525,161	469%
Weighted average number shares – diluted	4,276,820	751,659	3,525,161	469%

Revenue

Total revenue for the years ended December 31, 2023, and 2022, were $255 thousand and $471 thousand, respectively. Revenue is generated by our revenue cycle management team under legacy managed service agreements for billing and collecting for professional services provided by our business partners.  The decrease in revenue is attributable to the Company’s efforts to exit the managed service arrangements during 2023.

Cost of revenues

Cost of revenues for the years ended December 31, 2023 and 2022, were $2.4 million and $2.5 million, respectively. Cost of revenues consist primarily of the cost of our internal billing and collection department and decreased slightly related to the decrease in headcount.

General and administrative

General and administrative expenses for the years ended December 31, 2023 and 2022, were $13.5 million and $15.1 million, respectively. The overall decrease is primarily related to a $1.5 million reduction in compensation cost and $1.4 million in stock-based compensation charges related to reduction in headcount, $453 thousand decrease in third party consulting costs, $412 thousand reduction in travel and related employee expenses, offset by $2.0 million increase in legal fees primarily related to the matter with the DOJ and litigation against two Louisiana facilities, $224 thousand increase in professional fees primarily related to the change in audit firms during 2023.

Bad debt expense related to termination of MSA agreements

As previously discussed, during the fourth quarter of 2022 and throughout 2023, the Company exited the majority of business under Assure’s legacy MSA model in order to keep all revenue generated from services provided by the Professional Component of IONM. As a result of exiting this business, during the years ended December 31, 2023 and 2022, the Company incurred bad debt expense related to the termination of MSA agreements of $4.4 million and $1.4 million, respectively.

Goodwill impairment charge

The goodwill impairment charge of $3.4 million related to the qualitative evaluation of the Company’s goodwill balance in comparison to the Company’s market cap and net equity position. There were no similar transactions during the year ended December 31, 2023

Intangibles impairment charge

During the year ended December 31, 2022, the Company wrote off its tradename intangible balance of $117 thousand since the tradename is no longer in use.  There were no similar transactions during the year ended December 31, 2023.

Gain on Paycheck Protection Program loan forgiveness

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) pursuant to the recently adopted Coronavirus Aid, Relief, and Economic Security Act (the “PPP Loan”) in the amount of $1.7 million. During January 2022, the Company was granted forgiveness of the PPP Loan. As of December 31, 2022, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million. There were no similar transactions during the year ended December 31, 2023.

Interest expense

Interest expense was $2.0 million for the year ended December 31, 2023, compared to $1.6 million for the year ended December 31, 2022. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $300 thousand and $221 thousand for years ended December 31, 2023, and 2022 related to the convertible debt, respectively, and $1.4 million and $1.2 million for the years ended December 31, 2023, and 2022, respectively, for the Centurion debt. The remaining amount of interest expense is associated with implied interest on the Company’s lease obligations.

Accretion expense

The Company recorded non-cash accretion expense of $681 thousand for the years ended December 31, 2023, and 2022, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $381 thousand for each period related to the convertible debt and $300 thousand for each period related to the Centurion debt.

Income tax benefit

For the years ended December 31, 2023, income tax benefit was $736 thousand compared to income tax expense of $202 thousand for the year ended December 31, 2022. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Discontinued operations

	Year Ended December 31,
	2023	2022
Revenue
Technical services	$2,991	$3,519
Professional services	3,785	8,476
Other	978	(1,490)
Revenue, net	7,754	10,505
Cost of revenues, excluding depreciation and amortization	11,380	12,658
Gross margin	(3,626)	(2,153)
Operating expenses
Sales and marketing	366	945
Depreciation and amortization	582	4,051
Total operating expenses	948	4,996
Loss from discontinued operations	(4,574)	(7,149)
Other expenses
Interest expense	(45)	(100)
Total other expense	(45)	(100)
Loss from discontinued operations	(4,619)	(7,249)
Income tax expense	(12)	—
Net loss from discontinued operations	$(4,631)	$(7,249)

Loss from discontinued operations was $4.6 million for the year ended December 31, 2023, compared to income of $7.2 million for the years ended December 31, 2022.  Discontinued operations consist of the following activities:

Technical and professional service revenue is recognized in the period in which IONM services are rendered, at net realizable amounts due from third party payors when collections are reasonably assured and can be estimated. The majority of the Company’s services are rendered on an out-of-network basis and billed to third-party insurers. We estimate out-of-network technical and professional revenue per case based upon our historical cash collection rates from private health insurance carriers. Our revenue estimation process for out-of-network revenue is based on the collection experience from insurance cases that are between 1 and 24 months old as management believes the more recent collection experience is more indicative of future per case collection rates. The Company reserves accounts receivable beginning in the fifth quarter after date of service and continuing to increase the reserve percentage until the receivable is aged to 24 months and a day from the date of service at which point it is fully reserved.

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

Financial Position, Liquidity and Capital Resources

Funding Requirements

Our cash position as of December 31, 2023, was $123 thousand compared to the December 31, 2022 cash balance of $905 thousand. Working capital was negative $15.5 million as of December 31, 2023, compared to $18.2 million at December 31, 2022. Our working capital balance and our estimated cash flows from operations during 2024 will not support our operating activities and our obligations for the next 12 months. We intend to seek equity or debt financing and have implemented significant cost cutting measures to mitigate our going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing. We applied for a $3.2 million refund under the CARES Act Employee Retention Credit program, however there is no guarantee when, or if, these funds will be received during 2024. Furthermore, our independent registered public accountants have expressed that substantial doubt exists as to the Company’s ability to continue as a going concern. See Item 8. Report of Independent Registered Public Accountant in this Annual Report on Form 10-K for further discussion.

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

On October 2, 2023, the Company submitted its plan of compliance to the Staff. On November 1, 2023, the Staff provided notice to the Company that the Staff had granted an extension until January 22, 2024, to complete certain key steps of the Company’s compliance plan and, assuming those steps are complete on or before January 22, 2024 to complete certain key steps of the Company’s compliance plan.

On January 24, 2024, the Company received a determination letter (the “Determination Letter”) from the Staff stating that it had not regained compliance with Listing Rule 5550(a)(2) and is not eligible for a second 180-day period to regain compliance. The Company appealed the Staff’s determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series and had a hearing with a Nasdaq Hearings Panel (the “Panel”) on April 9, 2024. The Company still awaiting the Panel’s decision on whether the Company’s plan as presented to the Panel has been accepted.

Based on the Company’s representations made in its compliance plan submitted to the Staff, on November 1, 2023, the Staff granted the Company an extension until January 22, 2024, to regain compliance with the Equity Requirement. However, the Staff indicated in the Determination Letter that, pursuant to Listing Rule 5810(d)(2), this deficiency serves as an additional and separate basis for delisting, and as such, the Company should address its non-compliance with the Equity Requirement before the Panel, if it appeals the Staff’s determination, which the Company has done.

There can be no assurance that the Company’s plan as presented to the Panel will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a Panel will stay the suspension of the Company’s securities.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future

We are also dependent on Centurion granting us certain add-backs and other one-time adjustments in the calculation of our financial covenants related to EBITDA related to the Centurion debt and if we are not granted such allowances we may not meet our financial covenants which could result in a default on our obligations and the lender could foreclose on our assets if we cannot otherwise payoff the debt. We currently owe approximately $11 million in face amount on the Centurion debt. As of December 31, 2023, the Company was not in compliance with the Debenture debt covenants.  As a result, Centurion may demand full repayment of the outstanding principal and interest. Additionally, approximately $3.0 million in convertible debentures, the majority of which have matured but have not been repaid according to the terms and conditions of the underlying note agreements, and may be payable on demand.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations.

Cash flows from operating activities

For the year ended December 31, 2023, we collected approximately $16.5 million of cash from operations compared to collecting approximately $21.8 million in the same prior year period. As of December 31, 2023, accounts receivable, which are recorded net of implicit price concessions, was $4.0 million compared to $15.1 million at December 31, 2022. The decrease in our accounts receivable balance during 2023 is primarily related to the increased velocity of cash receipts and implicit price concession charges.

Cash used in operating activities for the year ended December 31, 2023, was $5.0 million compared to $7.4 million for the same period in the preceding year. Cash was used to fund operations and to fund our growth strategy.

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

Cash flows from investing activities

Cash used in investing activities of $471 thousand for the year ended December 31, 2023, was related the PE distributions of $101, offset by payments related to acquisitions of $572. Cash used in investing activities of $nil for the year ended December 31, 2022, fixed asset purchases of $80 thousand, offset by PE distributions of $80 thousand.

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

Cash flows from financing activities

Cash provided by financing activities of $4.7 million for the year ended December 31, 2023, resulted from a public offering of approximately 4 million common shares at a price of $1.20 per common share and a private placement of 50,000 common shares at a price of $6.00 per common share, partially offset by finance lease principal payments of $369 and acquisition liability payments of $281 thousand. Cash provided by financing activities of $4.3 million for the year ended December 31, 2022, was due to net proceeds from an equity financing, partially offset by finance lease principal payments of $620 and acquisition liability payments of $280 thousand.

Subsequent Events

Sale of Certain Assets

During March 2023, the Company entered into an agreement to sell certain assets of its IONM business to National Neuromonitoring Services, LLC for up to $4.5 million, of which $2.3 million was paid in cash at the initial closing on March 26, 2024 and up to an additional $2.2 million to be paid in relation to a potential earnout payment tied to case volume from the acquired assets during the 12-month period following the initial closing. The asset sale includes most of the Company’s healthcare facility contracts and clinical equipment, and a majority of the Company’s employees. The Company retains certain of its assets, including but not limited to, its accounts receivable and its employees in the revenue cycle management team.

Merger Agreement

On February 12, 2024, Assure entered into a Merger Agreement with Danam and Assure Merger Corp., a newly formed wholly-owned subsidiary of Assure (“Assure Merger”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the stockholders of Assure and Danam, Assure Merger will be merged with and into Danam (the “Merger”), with Danam surviving the Merger as a wholly-owned subsidiary of Assure. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) each share of Danam capital stock issued and outstanding immediately prior to the Effective Time shall automatically be converted into and become the right to receive the applicable per share portion of the “merger consideration” as set forth in the allocation statement to be delivered pursuant to the Merger Agreement (“merger consideration” is defined in the Merger Agreement to mean a number of shares of common stock of Assure equal to (a) the quotient obtained by dividing (i) the number of shares of Assure capital stock on a fully diluted basis (the “Assure Fully Diluted Share Number”) by (ii) the quotient of (A) the adjusted value of Assure dividend by (B) the sum of the adjusted value of Assure and the adjusted value of Danam, minus (b) the Assure Fully Diluted Share Number minus (c) the number of shares of common stock of Assure the warrants of Danam will become exercisable for upon closing of the Merger); (ii) each outstanding warrant of Danam will be assumed by Assure and become a warrant to purchase an adjusted number of shares of common stock of Assure, at an adjusted exercise price per share but subject to the same terms and conditions as the warrant of Danam.

Following closing of the Merger, the former Assure equityholders immediately before the Merger are expected to own approximately 10% of the outstanding capital stock of the combined company on a fully diluted basis and the equityholders of Danam immediately before the Merger are expected to own approximately 90% of the outstanding capital stock of the combined company on a fully diluted basis.

Upon closing of the Merger, Assure will be renamed Danam Health Holdings Corp. Suren Ajjarapu will serve as Chairman of the Board of Directors and Tim Canning will serve as the Chief Executive Officer of the combined company. The Merger Agreement provides that the Board of Directors of the combined company will be comprised of five members which will be filled upon completion of the Merger to be designated by Danam.

The Merger Agreement contains customary representations, warranties and covenants of Assure and Danam, including covenants relating to the conduct of the business of both Assure and Danam from the date of signing the Merger Agreement through closing of the Merger, obtaining the requisite approval of the stockholders of Assure and Danam and maintain the listing of the common stock of Assure on the NASDAQ Capital Market and applying for the continued listing of Danam after the closing of the Merger on the NASDAQ Capital Market. Under the terms of the Merger Agreement, Assure has also agreed not to solicit from any person an acquisition proposal (as defined in the Merger Agreement) for Assure.

In connection with the Merger, Assure will prepare and file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 that will contain a prospectus and a proxy statement, and will seek the approval of Assure’s stockholders with respect to certain actions, including the following (collectively, the “Assure Stockholder Proposals”):

(i)	the Sale Transaction (as defined in the Merger Agreement);
(ii)	the Merger;
(iii)	the change of control of Assure resulting from the transactions contemplated by the Merger Agreement pursuant to the rules of NASDAQ;
(iv)	the post-closing equity plan for Assure;
(v)	the post-closing board of directors composition;
(vi)	an amendment to the certificate of incorporation of Assure to effect a reverse stock split; and
(vii)	an amendment to the certificate of incorporation of Assure to change the name of Assure.

The Board has agreed to recommend the approval of the Assure Stockholder Proposals to the stockholders and to solicit proxies in support of the approval of the Assure Stockholder Proposals at a meeting of the stockholders to be held for that purpose.

The Merger Agreement contains a limited contractual ability for the Board, in accordance with its fiduciary duties to the stockholders, to change its recommendation to the stockholders upon receipt of a superior proposal subject to certain terms and conditions therein, including providing Danam notice of the superior proposal and time to make a counter-proposal to amend the terms of the Merger Agreement.

Under the Merger Agreement, Assure has agreed to maintain certain indemnity rights (including advancing expenses) of the current officers and directors of Assure as they exist in the governing documents of Assure and maintain director and officers insurance for a period of 6 years following the closing of the Merger.

The closing of the Merger is subject to customary closing conditions, including, among other things, (i) the required approval of the stockholders of Assure and Danam, (ii) the accuracy of the representations and warranties of the parties made in the Merger Agreement, subject to materiality qualifiers, (iii) compliance by the parties with their respective covenants under the Merger Agreement, and (iv) the approval of NASDAQ of the continued listing of Danam after the closing of the Merger. Further, closing of the Merger is conditioned on the simultaneous closing of a sale transaction of Assure’s assets. The obligation of Assure is conditioned upon Danam completing acquisition transactions as set forth in the Merger Agreement, including completing the acquisitions of (a) all of the membership interests in Wood Sage, LLC, a Florida limited liability company and (b) all of the membership interests in Wellgistics, LLC, a Florida limited liability company set forth in the applicable acquisition transactions agreements, both such acquisition transactions to close prior to or concurrent with the Merger. The obligation of Danam to close the Merger is also subject to satisfaction of certain additional conditions, including, among other things, (i) no Assure material adverse effect, (ii) Assure having performed its obligations under the agreement governing the sale transaction, (iii) Assure completing a wind down of its business, (iv) the reverse split having been consummated, and (v) Assure having a maximum amount of $500,000 in retained liabilities.

The parties may terminate the Merger Agreement upon mutual consent. Either party may terminate the Merger Agreement (i) if any of the representations or warranties of the other party set forth in the Merger Agreement shall not be true and correct or if the other party has failed to perform any covenant or agreement on the part of such party set forth in the Merger Agreement, (ii) the Merger is not consummated by the outside date (May 15, 2024), (iii) there is a governmental order prohibiting the Merger, and (iv) failure to obtain the stockholder vote. Danam may terminate the Merger Agreement if (i) the Board changes its recommendation to stockholders with respect to the Merger, (ii) the Board fails to reaffirm its recommendation to stockholders with respect to the Merger following a tender offer for Assure, (iii) the Board fails to reaffirm its recommendation to stockholders with respect to the merger following a publicly announced acquisition proposal for Assure, (iv) Assure breaches its non-solicitation provisions, or (v) the Board resolves to do any of the above. Assure may terminate the Merger Agreement for acceptance of a superior proposal.

In the event that Danam or Assure terminates the Merger Agreement pursuant to certain of the sections set forth above, Assure will be required to pay Danam a termination fee of $1,000,000, less any reimbursed expenses. Upon termination in other contexts in which a termination fee is not due, the breaching party may owe the non-breaching party reimbursement of expenses up to $250,000.

On April 8, 2024, the Company entered into a partial waiver and amendment agreement (the Waiver Agreement”) with Assure Acquisition Corp. (the “Merger Sub”) and Danam which waives and amends certain provisions of that certain agreement and plan of merger (the “Merger Agreement”) dated February 12, 2024 by and between the Corporation, Merger Sub and Danam.

Pursuant to the terms and conditions of the Waiver Agreement, Danam has partially waived its right to terminate the Merger Agreement pursuant to breaches of Section 6.8(a) and 6.20 of the Merger Agreement provided that the Corporation meets the following conditions:

a.	Assure obtains the Preliminary Shareholder Vote required by Section 6.20 of the Merger Agreement no later than April 30, 2024;
b.	Assure files the proxy statement and registration statement on Form S-4 required by the Section 6.8(a) Covenant no later than April 26th, 2024;
c.	Assure issues Danam a $1,000,000 convertible promissory note in the form attached as Exhibit A to the Merger Agreement (the “Convertible Note”) simultaneously with the execution and delivery of this Waiver;
d.	Assure receives shareholder approval for the Merger five (5) Business Days prior to the Termination Date and effects the Reverse Split prior to the Termination Date;
e.	Assure is not in default under the Convertible Note; and
f.	Assure is not in breach of any other covenants set forth in the Merger Agreement, subject to any necessary notice requirements and cure period set forth therein.

Further the Waiver Agreement amends the Merger Agreement to change the definition of “Termination Date” to mean July 22, 2024.

In connection with the Waiver Agreement, on April 8, 2024, the Corporation issued a convertible note to Danam in principal amount of $1,000,000. The note accrues interest on the then outstanding principal balance at a rate equal to 10% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. The note has a maturity date of July 22, 2024. Upon the occurrence of certain events, the note is convertible into shares of common stock at the Nasdaq “Minimum Price” in accordance with Listing Rule 5635(d). The note will become immediately due and payable upon the occurrence of an event of default under the note, including but not limited to: a failure to pay, voluntary bankruptcy or insolvency of Assure, involuntary bankruptcy or insolvency proceedings of Assure, breach of the Merger Agreement or termination of the Merger Agreement.

Additional Information and Where to Find It

This section of the annual report on Form 10-K may be deemed to be solicitation material with respect to the proposed transactions between Assure and Danam. In connection with the proposed transaction, Assure intends to file relevant materials with the United States Securities and Exchange Commission, or the SEC, including a registration statement on Form S-4 that will contain a prospectus and a proxy statement. Assure will mail the proxy statement/prospectus to the Assure and Danam stockholders, and the securities may not be sold or exchanged until the registration statement becomes effective.

Investors and securityholders of Assure and Danam are urged to read these materials when they become available because they will contain important information about Assure, Danam and the proposed transactions. This report is not a substitute for the registration statement, definitive proxy statement/prospectus or any other documents that Assure may file with the SEC or send to securityholders in connection with the proposed transactions. Investors and securityholders may obtain free copies of the documents filed with the SEC, once available, on Assure’s website at www.assureneuromonitoring.com, on the SEC’s website at www.sec.gov or by directing a request to Assure at 7887 E. Belleview Ave., Suite 240, Denver, Colorado, USA 80111, Attention: John Farlinger, Chief Executive Officer; or by email at ir@assureiom.com.

This report shall not constitute an offer to sell or the solicitation of an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Participants in the Solicitation

Each of Assure and Danam and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of Assure in connection with the proposed transaction. Information about the executive officers and directors of Assure are set forth in this report below under the heading “Directors, Executive Officers and Corporate Governance” and in Assure’s Definitive Proxy Statement on Schedule 14A relating to the 2023 Annual Meeting of Stockholders of Assure, filed with the SEC on December 5, 2023. Other information regarding the interests of such individuals, who may be deemed to be participants in the solicitation of proxies for the stockholders of Assure will be set forth in the proxy statement/prospectus, which will be included in Assure’s registration statement on Form S-4 when it is filed with the SEC. You may obtain free copies of these documents as described above.

Settlement with the United States Department of Justice

During February 2024, a Settlement Agreement (“Agreement”) was executed between Assure and the United States Department of Justice (“DOJ”).

In exchange for a payment of approximately $1 million, the Agreement releases Assure from any civil or administrative monetary claim the United States has for the Covered Conduct under the False Claims Act, 31 U.S.C. §§ 3729-3733; the Civil Monetary Penalties Law, 42 U.S.C. § 1320a-7a; the Program Fraud Civil Remedies Act, 31 U.S.C. §§ 3801-3812; or the common law theories of payment by mistake, unjust enrichment, and fraud. Payments are in equal monthly installments over the next 12 months.

In April 2022, the DOJ issued Civil Investigative Demands to the Company which seek information with respect to a civil investigation of Assure, Assure’s founder and a surgeon partner under the Anti-kickback Statute and the False Claims Act. The Company voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions. While our policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company we used at that time of Assure’s start up submitted some claims to Medicare Advantage plans administered by commercial insurance companies. Assure worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies. The Agreement resolves the DOJ investigation as it relates to Assure.

Issuance of Common Shares In Lieu

During April 2024, the Company entered into an exchange agreement with Centurion whereby the Company agreed to issue 236,164 common shares to settle $141 thousand of outstanding amounts owed under the Debenture agreement (Note 9 to the consolidated financial statements).

During April 2024, the Company entered into exchange agreements with certain Convertible Debenture holders, whereby the Company agreed to issue 1,337,371 common shares to settle $334 thousand of principal and interest owed (Note 9 to the consolidated financial statements).

Subscription Agreement with Innovation

On April 8, 2024, the Corporation entered into a subscription agreement (the “Subscription Agreement”) with Innovation pursuant to which Innovation agreed to the cancellation of $270,000 of future installment payments under the Asset Purchase Agreement dated August 2, 2023 by and between the Corporation and Innovation as consideration for the subscription of 437,247 shares of common stock of the Corporation (the “Subscribed Shares”) representing a deemed exchange price of $0.6175 per share. The Subscribed Shares were issued pursuant to Section 4(a)(2) of the Securities Act.

In April 2022, the DOJ issued Civil Investigative Demands to the Company which seek information with respect to a civil investigation of Assure, Assure’s founder and a surgeon partner under the Anti-kickback Statute and the False Claims Act. The Company voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions. While our policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company we used at that time of Assure’s start up submitted some claims to Medicare Advantage plans administered by commercial insurance companies. Assure worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies. The Agreement resolves the DOJ investigation as it relates to Assure.

Critical Accounting Policies and Estimates

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

Historical Revenue Recognition and Collection Cycle

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

Technical and professional service revenue

Technical and professional service revenue is recognized at a point in time in which performance obligations are satisfied at the amount that reflects the consideration to which the Company expects to be entitled. Performance obligations are satisfied when IONM services are rendered. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party commercial insurers. Since allowable charges for services rendered out-of-network are not explicitly identified in the contract, the Company determines the transaction price based on standard charges for services provided, reduced by an estimate of contractual adjustments and implicit price concessions based on evaluating the payor mix, historical settlements and payment data for payor types and current economic conditions to calculate an appropriate net realizable value for revenue and accounts receivable. These estimates are subject to ongoing monitoring and adjustment based on actual experience with final settlements and collections and management revises its revenue estimates as necessary in subsequent periods. .

Income Taxes

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely on a more-likely-than-not basis, we must increase our provision for income taxes by recording a valuation allowance against our deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our provision for income taxes would fluctuate in the period of the change. We account for uncertain tax positions in accordance with authoritative guidance related to income taxes. The calculation of our unrecognized tax benefits involves dealing with uncertainties in the application of complex tax regulations. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. We record unrecognized tax benefits for anticipated tax audit issues in the U.S. based on our estimate of whether, and the extent to which, additional tax liabilities are more-likely-than-not assuming the tax authorities have full knowledge of all relevant information. If we ultimately determine that the tax liabilities are unnecessary, we reverse the liabilities and recognize a tax benefit during the period in which it occurs. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the completion of an examination by the relevant tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded unrecognized tax benefits are less than the expected ultimate settlement.

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

.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Report of Independent Registered Public Accountants are filed as part of this Item 8 and are included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Assure Holdings Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Assure Holdings Corp (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the December 31, 2022 consolidated balance sheet, statement of operations and cash flows, has been recast to conform with the December 31, 2023 presentation related to discontinued operations. We also have audited the adjustments described in Note 2 that were applied to the recast of the December 31, 2022 consolidated balance sheet, statement of operations and cash flows in relations to the discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company, other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As noted in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operation and negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also included in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of the Matter – Restatement of Unaudited Interim Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, as of and for the three and six months ended June 30, 2023 and as of and for the nine months ended September 30, 2023 have been restated to correct misstatements related to deferred tax liabilities, stock based compensation and accounts receivable settlement.

/s/ WithumSmith+Brown, PC

We have served as Assure Holdings Corp's auditor since 2023.

Whippany, New Jersey

April 26, 2024

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Assure Holdings Corp.

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Assure Holdings Corp. and its subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We served as the Company’s auditor from 2018 to 2023

Los Angeles, California

March 31, 2023

ASSURE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$123	$905
Accounts receivable, net	3,601	15,143
Other current assets	562	340
Due from MSAs	—	5,006
Assets held for sale	2,437	1,867
Total current assets	6,723	23,261
Equity method investments	175	310
Fixed assets	—	6
Operating lease right of use asset, net	616	672
Total assets	$7,514	$24,249
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$7,411	$2,919
Current portion of debt	13,679	965
Current portion of lease liability	621	550
Current portion of acquisition liability	454	306
Other current liabilities	53	231
Total current liabilities	22,218	4,971
Lease liability, net of current portion	505	964
Debt, net of current portion	—	11,874
Acquisition liability, net of current portion	126	179
Deferred income taxes, net	—	796
Total liabilities	22,849	18,784
Commitments and contingencies (Note 15)
SHAREHOLDERS’ (DEFICIT) EQUITY
Common stock: $0.001 par value; 9,000,000 shares authorized; 6,720,460 and 1,051,098 shares issued and outstanding, as of December 31, 2023 and 2022, respectively	7	1
Additional paid-in capital	55,292	50,020
Accumulated deficit	(70,634)	(44,556)
Total shareholders’ (deficit) equity	(15,335)	5,465
Total liabilities and shareholders’ (deficit) equity	$7,514	$24,249

See accompanying notes to consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$255	$471
Cost of revenues	2,449	2,532
Gross margin	(2,194)	(2,061)
Operating expenses
General and administrative	13,524	15,065
Bad debt expense related to termination of managed service agreements	4,358	1,370
Depreciation and amortization	6	9
Goodwill impairment charge	—	3,423
Intangibles impairment charge	—	117
Total operating expenses	17,888	19,984
Loss from operations	(20,082)	(22,045)
Other income (expenses)
Income from equity method investments	43	39
Gain on Paycheck Protection Program loan forgiveness	—	1,665
Interest income	11	—
Interest expense	(2,031)	(1,639)
Other income (expense), net	557	—
Accretion expense (Note 9)	(681)	(681)
Total other expense, net	(2,101)	(616)
Loss from continuing operations before income taxes	(22,183)	(22,661)
Income tax benefit (expense) on continuing operations	736	(202)
Loss from continuing operations	(21,447)	(22,863)
Loss from discontinued operations, net of tax	(4,631)	(7,249)
Net loss	$(26,078)	$(30,112)
Loss per share
Loss from continuing operations, basic and diluted	$(5.01)	$(30.42)
Loss from discontinued operations, basic and diluted	$(1.08)	$(9.64)
Loss per share, basic and diluted	$(6.10)	$(40.06)
Weighted average number of shares used in per share calculation – basic	4,276,820	751,659
Weighted average number of shares used in per share calculation – diluted	4,276,820	751,659

See accompanying notes to consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(26,078)	$(30,112)
Adjustments to reconcile net loss to net cash used in operating activities
Income from equity method investments	(43)	(39)
Stock-based compensation	(300)	1,029
Depreciation and amortization	6	3,615
Amortization of debt issuance costs	159	161
Bad debt provision	4,358	1,370
Provision for stock option fair value	—	(25)
Goodwill impairment charge	—	3,423
Intangibles impairment charge	—	117
Gain on Paycheck Protection Program loan forgiveness	—	(1,665)
Accretion expense	681	681
Tax impact of equity transactions	—	2
Right of use assets	252	280
Deferred income taxes, net	(807)	191
Change in operating assets and liabilities
Accounts receivable, net	11,542	12,667
Accounts payable and accrued liabilities	4,490	724
Due from MSAs	648	(316)
Lease liability	(215)	(50)
Other assets and liabilities	(300)	168
Operating cash flows from discontinued operations	563	365
Net cash used in operating activities	(5,044)	(7,414)
Cash flows from investing activities
Purchase of fixed assets	—	(80)
Net cash paid for acquisitions	(572)	—
Distributions received from equity method investments	101	80
Net cash used in investing activities	(471)	—
Cash flows from financing activities
Proceeds from exercise of stock options	—	4
Proceeds from share issuance, net of share issuance costs	5,383	5,195
Finance lease principal payments	(369)	(620)
Payment of acquisition liability	(281)	(280)
Net cash provided by financing activities	4,733	4,299
Decrease in cash	(782)	(3,115)
Cash at beginning of year	905	4,020
Cash at end of year	$123	$905
Supplemental cash flow information
Interest paid	$1,499	$1,451
Income taxes paid	$—	$—
Supplemental non-cash flow information
Purchase of equipment with finance leases	$—	$79
Right-of-use asset in exchange for lease liability	$42	$—
Shares issued related to acquisition	$205	$—
Intangible assets acquired in exchange for common shares issued	$—	$390

See accompanying notes to the consolidated financial statements.

ASSURE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity (deficit)
Balances, December 31, 2021	645,943	$1	$43,399	$(14,444)	$28,956
Exercise of stock options	40	—	4	—	4
Share issuance, net	278,804	—	5,195	—	5,195
Stock-based compensation	126,311	—	1,420	—	1,420
Tax impact of equity transactions	—	—	2	—	2
Net loss	—	—	—	(30,112)	(30,112)
Balances, December 31, 2022	1,051,098	$1	$50,020	$(44,556)	$5,465
Exercise of warrants	750,000	—	—	—	—
Share issuance, net	4,091,667	5	5,378	—	5,383
Share issuance, acquisition related	547,946	1	204	—	205
Stock-based compensation	268,581	—	(300)	—	(300)
Tax impact of equity transactions	—	—	(10)	—	(10)
Fractional shares issued related to reverse split	11,168	—	—	—	—
Net loss	—	—	—	(26,078)	(26,078)
Balances, December 31, 2023	6,720,460	$7	$55,292	$(70,634)	$(15,335)

During March 2023, the Company effectuated a twenty-for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect the stock split.

See accompanying notes to the consolidated financial statements.

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

Strategic Shift in Business Strategy

During September 2023, the Company’s Board of Directors initiated a process to explore strategic alternatives for the business. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and evaluated a broad range of options to maximize shareholder value.  As part of this review process, Assure’s board agreed to conduct an auction process for the sale of its clinical operations.  During February 2024, Assure entered a Definitive Agreement and Plan of Merger with Danam Health, Inc. (“Danam”).  Danam delivers unique solutions for pharmacies, providers, pharmaceutical manufacturers, and payors focused on improving the lives of patients. During March 2024, Assure closed the disposal transaction resulting in the sale of most of the Company’s clinical operations, equipment, and contracts.  As of the filing date of this Annual Report on Form 10K, Assure is providing IONM services in limited markets, primarily Arizona and Montana. See Note 16 for further discussion of these transactions.

Financial Reporting and Classification

As a result of the corporate actions described above, the Company’s technical and professional services meet the criteria to be considered “held for sale” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly. the assets associated with these services are classified and reflected on our consolidated balance sheets as “held for sale” as of December 31, 2023, and 2022, and their results of operations are classified as “discontinued operations” in the consolidated statements of operations for the years ended December 31, 2023 and 2022. Certain financial disclosures including major components of the assets and results of operations related to discontinued operations are provided in Note 7. Our continuing operations consists of our billing and collections services and costs to maintain our public company listing and are presented as such for all periods presented herein and until such time a strategic transaction is completed.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which contemplates continuation of the Company as a going concern and the realization

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of assets and satisfaction of liabilities in the normal course of business. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Common Stock Reverse Split

During March 2023, the Company effectuated a twenty-for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect the stock split. See Note 10 for additional discussion.

Reclassifications

Certain amounts for the year ended December 31, 2022, and as of December 31, 2022, have been reclassified to conform to the 2023 presentation as it relates to assets held for sale and discontinued operations. Total assets, liabilities, equity, and net loss did not change for the prior periods due to the reclassifications.

Correction of Immaterial Error

During December 2023, the Company identified presentation errors to the consolidated financial statements for the year ended December 31, 2022 and all quarterly periods through September 30, 2023 related to the following: (1) The Company incorrectly presented bad debt expense of $1.4 million related to the termination of MSA agreements as other expense in the statement of operations. This should have been classified within operating expenses. (2) The Company incorrectly presented $620 thousand of finance lease payments within cash flows used in operations, which should have been presented in as cash flows used in financing activities. (3) The Company incorrectly presented long-term acquisition liability payments of $280 thousand within cash flows used in investing activities, which should have been presented as cash flows used in financing activities.

Management evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded the error was immaterial to the year ended December 31, 2022 but material to the year ended December 31, 2023, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Accordingly, we are correcting this error as of December 31, 2022, and have correctly stated the amounts for the year ended December 31, 2022 Consolidated Financial Statements included in this Form 10-K.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Previously Issued Unaudited Interim 2023 Financial Statements

As of January 1, 2023, the Company recognized a deferred tax liability related to book to tax timing differences associated with the accretion expense originated from the fair value calculation of the convertible notes.  The recorded deferred tax liability was an error which was reversed as of and for the three months ended March 31, 2023, as of and for the three and six months ended June 30, 2023 and as of and for the nine months ended September 30, 2023.  This correction impacts the deferred tax liability and retained earnings on the balance sheet and income tax expense on the statement of operations.

During the second quarter of 2023, stock-based compensation benefit was not recorded related to forfeited stock options. In correction of the error in 2023, the Company recorded a stock-based compensation benefit of $144 thousand related to the forfeiture on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023 and the nine months ended September 30, 2023. This correction impacts general and administrative expenses on the statement of operations and additional paid-in capital on the balance sheet.

During the second quarter of 2023, the Company settled a dispute with a commercial insurance payor for $381 thousand less than the amount previously accrued as of June 30, 2023.  The error is related to an overstatement of accounts receivable and overstatement of revenue due to pricing concession adjustments related to estimated settlement.  This correction impacts accounts receivable on the balance sheet and revenue on the statement of operations.

In accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), codified in Financial Accounting Standards Boards’ (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections (“ASC 250”), the Company evaluated the materiality of the above errors from a quantitative and qualitative perspective and concluded that the errors were material to the Company’s 2023 condensed interim consolidated financial statements and the financial statements should be restated to present the identified adjustments. The previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, are restated in the consolidated financial statements in this Annual Report on Form 10-K, per the tables below.

The following tables show the Company’s unaudited condensed consolidated balance sheets as of March 31, 2023, June 30, 2023 and September 30, 2023 and the Company’s unaudited condensed consolidated income statements for the three months ended March 31, 2023, for the three and six months ended June 30, 2023 and for the three and nine months ended September 30, 2023,  and the Company’s unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023, for the six months ended June 30, 2023 and for the nine months ended September 30, 2023, as previously reported, adjustments and as restated for the periods presented (amounts stated in thousands of dollars except share and per share amounts):

	As of March 31, 2023 (unaudited)
	As Previously Reported	Adjustments	As Restated
Total Liabilities
Deferred Tax Liability	$1,170	$(1,170)	$—
Total Liabilities	19,728	(1,170)	18,558

Total Shareholders' Equity
Additional paid-in capital	50,289	—	50,289
Accumulated deficit	(48,870)	1,170	(47,700)
Total shareholders’ equity	1,441	1,170	2,611
Total liabilities and shareholders' equity	$21,169	$—	$21,169

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2023 (unaudited)
	As Previously Reported	Adjustments	As Restated
Operating expenses
General and administrative	$3,211	$—	$3,211
Total operating expenses	3,523	—	3,523
Loss from operations	(3,344)	—	(3,344)
Loss before income taxes	(3,940)	—	(3,940)
Income tax (expense)	(374)	1,170	796
Net loss	(4,314)	1,170	(3,144)
Basic loss per share	(4.09)	1.11	(2.98)
Diluted loss per share	$(4.09)	$1.11	$(2.98)
Weighted average number of shares used in per share calculation - basic	1,054,933	—	1,054,933
Weighted average number of shares used in per share calculation - basic	1,054,933	—	1,054,933

	Three Months Ended March 31, 2023 (unaudited)
Net cash used in operating activities	As Previously Reported	Adjustments	As Restated
Net loss	$(4,314)	$1,170	$(3,144)
Income taxes	$374	$(1,170)	$(796)

	As of June 30, 2023 (unaudited)
	As Previously Reported	Adjustments	As Restated
Total Assets
Accounts Receivable, net	$9,088	$(381)	$8,707
Total current assets	17,903	(381)	17,522
Total assets	20,249	(381)	19,868

Total Liabilities
Deferred Tax Liability	617	(617)	—
Total Liabilities	18,921	(617)	18,304

Total Shareholders' Equity
Additional paid-in capital	55,434	(144)	55,290
Accumulated deficit	(54,132)	380	(53,752)
Total shareholders’ equity	1,328	236	1,564
Total liabilities and shareholders' equity	$20,249	$(381)	$19,868

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2023 (unaudited)
	As Previously Reported	Adjustments	As Restated
Revenue
Professional services	$839	$(381)	$458
Total revenue	1,543	(381)	1,162

Gross Margin	(1,859)	(381)	(2,240)

Operating expenses
General and administrative	3,355	(144)	3,211
Total operating expenses	3,605	(144)	3,461
Loss from operations	(5,464)	(237)	(5,701)
Loss before income taxes	(5,807)	(237)	(6,044)
Income tax (expense) benefit	545	(553)	(8)
Net loss	(5,262)	(790)	(6,052)
Basic loss per share	(1.63)	(0.24)	(1.87)
Diluted loss per share	$(1.63)	$(0.24)	$(1.87)
Weighted average number of shares used in per share calculation - basic	3,232,345	—	3,232,345
Weighted average number of shares used in per share calculation - basic	3,232,345	—	3,232,345

	Six Months Ended June 30, 2023 (unaudited)
	As Previously Reported	Adjustments	As Restated
Revenue
Professional services	$2,713	$(381)	$2,332
Total revenue	5,095	(381)	4,714

Gross Margin	(1,680)	(381)	(2,061)

Operating expenses
General and administrative	6,566	(144)	6,422
Total operating expenses	7,128	(144)	6,984
Loss from operations	(8,808)	(237)	(9,045)
Loss before income taxes	(9,747)	(237)	(9,984)
Income tax (expense) benefit	171	617	788
Net loss	(9,576)	380	(9,196)
Basic loss per share	(4.45)	(0.24)	(4.69)
Diluted loss per share	$(4.45)	$(0.24)	$(4.69)
Weighted average number of shares used in per share calculation - basic	2,149,777	—	2,149,777
Weighted average number of shares used in per share calculation - basic	2,149,777	—	2,149,777

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2023 (unaudited)
Net cash used in operating activities	As Previously Reported	Adjustments	As Restated
Net loss	$(9,576)	$380	$(9,196)
Stock-based compensation	56	(144)	(88)
Accounts receivable	6,055	381	6,436
Income taxes	$(198)	$(617)	$(815)

	As of September 30, 2023 (unaudited)
	As Previously Reported	Adjustments	As Restated
ASSETS
Accounts Receivable, net	$6,013	$(381)	$5,632
Total current assets	14,338	(381)	13,957
Total assets	15,292	(381)	14,911

Total Liabilities
Deferred Tax Liability	616	(616)	—
Total Liabilities	21,361	(616)	20,745

Total Shareholders' Equity
Additional paid-in capital	55,475	(144)	55,331
Accumulated deficit	(61,571)	379	(61,192)
Total shareholders'equity	(6,069)	235	(5,834)
Total liabilities and shareholders' equity	$15,292	$(381)	$14,911

	Nine Months Ended September 30, 2023 (unaudited)
	As Previously Reported	Adjustments	As Restated
Operating expenses
General and administrative	$10,105	$(144)	$9,961
Total operating expenses	10,195	(144)	10,051
Loss from operations	(11,967)	(237)	(12,204)
Loss from continuing operations before income taxes	(13,611)	(237)	(13,848)
Income tax benefit on continuing operations	171	617	788
Loss from continuing operations	(13,440)	380	(13,060)
Loss from discontinued operations, net of tax	(3,575)	—	(3,575)
Net loss	(17,015)	380	(16,635)
Basic loss per share	(4.89)	0.11	(4.78)
Diluted loss per share	$(4.89)	$0.11	$(4.78)
Weighted average number of shares used in per share calculation - basic	3,480,014	—	$ 3,480,014
Weighted average number of shares used in per share calculation - basic	3,480,014	—	$ 3,480,014

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2023 (unaudited)
Net cash used in operating activities	As Previously Reported	Adjustments	As Restated
Net loss	$(17,015)	$(380)	$(17,395)
Stock-based compensation	(107)	(144)	(251)
Accounts receivable	9,130	381	9,511
Deferred income taxes	$(216)	$(617)	$(833)

Credit Risk

Credit risk arises from cash and trade and other receivables.  The exposure to credit risk was as follows (in thousands):

	December 31,	December 31,
	2023	2022

Cash	$123	$905
Accounts receivable, net	3,601	15,143
Due from MSAs	—	4,913
Total	$3,724	$20,961

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

Accounts receivable, net

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Historical accounts receivable was primarily derived from revenue which has been included in discontinued operations for the years ended December 31, 2023 and 2022, however, Assure did not sell its accounts receivable. The cash collection cycles of the Company may be protracted due to the majority of its revenue being billed to third-party commercial insurance payors on an out-of-network basis. The collection cycle for IONM to out-of-network payors may require an extended period to maximize reimbursement on claims, which had resulted in accounts receivable growth tied to the Company’s overall growth in technical and professional service revenues. The collection cycle may consist of multiple payments from out-of-network private insurance payors, as the collection process entails multiple rounds of denials, underpayments, appeals and negotiations as part of the process to maximize the reimbursement yield on claims. Based on the Company’s historical experience, claims generally become uncollectible once they are aged greater than 24 months; as such, included in the Company’s allowance for implicit price concessions is an estimate of the likelihood that a portion of the Company’s accounts receivable may become uncollectible due to age. The Company continues collection efforts on claims aged over 24 months. Collections on claims are recorded as revenue in the period received as such collections represent a subsequent change to the initial estimation of the transaction price. The Company’s allowance for implicit price concessions was $13.8 million and $13.9 million as of December 31, 2023 and 2022, respectively

Financial Instruments

Fair Value of Financial Instruments Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt is carried at amortized cost and measured at fair value on a quarterly basis for disclosure purposes.

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

The Company has a number of individual third-party payors and no individual third party insurers that represent a concentration risk. Net patient service fee revenue, which is included in discontinued operations, has historically been recognized in the period in which IONM services are rendered, at net realizable amounts from third party payors when collection is reasonably assured and can be estimated. The Company bills national, regional and local third party insurers which pose a low risk of insolvency because they are regulated by state insurance commissions which require appropriate reserves to be maintained to reimburse healthcare providers for submitted claims. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party insurers. Since allowable charges for services rendered out-of-network are not contractually based, the Company establishes net realized value by evaluating the payor mix, historical settlement and payment data for a given payor type, and current economic conditions to calculate an appropriate

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net realizable value for net patient service revenue and accounts receivables. These estimates are subject to ongoing monitoring and adjustment based on actual experience with final settlements and collections and management revises its net patient service revenue estimates as necessary in subsequent periods.

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they are due and arises from the Company’s management of working capital. The Company strives to ensures that there is sufficient liquidity to meet its short-term business requirements, considering its anticipated cash flows from operations and its holdings of cash. A significant portion of the trade and other payables balance is related to amounts owed to third parties for professional fees and the accrual of billing and collection fees to be paid to the Company’s third-party billing and collection vendors. The billing and collection fees are accrued in the same period as services are rendered and revenue is recognized by the Company. The accrued billing and collection fees are calculated based on a percentage of the estimated net realized value of the of the revenue recognized. The accrued fees to be paid to the third party billing and collection vendors are contingent on cash collections and are typically paid the following month after collections are achieved. Additional billing and collection fees are accrued when the cash collected exceeds the revenue recognized by the Company at the time of services rendered.

Market risk is the risk that changes in the market prices, such as interest rates, will affect the Company’s income or the value of the financial instruments held. The Company’s policy is to invest cash at floating rates of interest, in order to maintain liquidity, while achieving a satisfactory return for the Company. Fluctuations in the interest rates impact the value of cash but such fluctuations will have no significant impact to the Company’s consolidated financial instruments.

Derivative Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).

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

If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using a Level 1 input which estimates the fair value of the Company’s equity by utilizing the Company’s trading price as of the end of the reporting period. The Company then compares the derived fair value of a reporting unit with the carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. During 2023, the Company determined goodwill was not impaired based on its qualitative assessment. During the fourth quarter 2022, the Company determined there to be an indicator of goodwill impairment based upon the Company’s market capitalization exceeding book capital.  Based upon the Company’s analysis it recorded an impairment charge $3.4 million for the year ended December 31, 2022.  Additionally, during 2023, as a result of the Company’s strategic shift (Note 1), goodwill of $1.9 million was reclassified to assets held for sale as of December 31, 2023 and 2022, respectively (Note 7).

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

The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. During the year ended December 31, 2022, the Company’s estimated useful life for doctor agreements decreased to one year from ten years since the Company believes this useful life better reflects the assessment surgeons make when evaluating service providers.  As a result, the Company recorded additional amortization of $3.1 million related to this change in estimate.  Additionally, during the year ended December 31, 2022, the Company recorded impairment charges of $117 thousand related to trade names that are no longer in use. Additionally, during 2023, as a result of the Company’s strategic shift (Note 1), intangible assets of $98 thousand and $390 thousand were reclassified as a component of assets held for sale as of December 31, 2023, and 2022 (Note 7), respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the related assets’ estimated useful lives:

Medical equipment	2.5	years
Computer equipment	2.0	years
Furniture and fixtures	4.0	years

Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred. Additionally, during 2023, as a result of the Company’s strategic shift (Note 1), the majority of property and equipment was reclassified as a component of assets held for sale as of December 31, 2023, and 2022 (Note 7).

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

Revenue Recognition and Collection Cycle

The Company recognizes revenue when its customer obtains control of promised services, in an amount that reflects the consideration which the entity expects to receive in exchange for those services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Historically, the Company recognized revenue primarily from fees for IONM services provided. Such revenues have been included is discontinued operations for the years ended December 31, 2023, and 2022 due to the Company’s strategic shift (Note 1). Revenue was recognized at a point in time upon satisfaction of the Company’s performance obligation to a customer, which was at the time of service. Revenue was based on the Company’s best estimate of the transaction price the Company expects to receive in exchange for the services rendered. Our estimate of the transaction price includes estimates of price concessions for such items as contractual allowances from third-party payors, potential adjustments that may arise from payment, and uncollectible amounts.

The Company utilizes significant judgement to develop estimates of the stand-alone selling price for each distinct performance obligation based upon the relative stand-alone selling price. There is no variable consideration that relates to performance obligations. To determine the stand-alone selling price for performance obligations, services rendered, the Company performs a collection analysis for out-of-network billings to private insurance companies and adjusts its estimated transaction price if the collection rate is different from the amount recorded in previous periods. Historically, this analysis is performed monthly.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technical and professional service revenue

Technical and professional service revenue is recognized at a point in time in which performance obligations are satisfied at the amount that reflects the consideration to which the Company expects to be entitled. Performance obligations are satisfied when IONM services are rendered. The majority of the Company’s services are rendered on an out-of-network basis and billed to third party commercial insurers. Since allowable charges for services rendered out-of-network are not explicitly identified in the contract, the Company determines the transaction price based on standard charges for services provided, reduced by and implicit price concessions based on evaluating the payor mix, historical settlements and payment data for payor types and current and future economic conditions to calculate an appropriate net realizable value for revenue and accounts receivable. These estimates are subject to ongoing monitoring and adjustment based on actual experience with final settlements and collections and management revises its revenue estimates as necessary in subsequent periods. Such revenue is included in discontinued operations for the years ended December 31, 2023 and 2022 (Note 7).

Other revenue

The Company recognizes revenue from managed service arrangements on a contractual basis. Revenue is recorded when the Company has completed its performance obligations, which is the time of service on a monthly basis. During the fourth quarter of 2022 and continuing throughout 2023, the Company terminated the majority of its managed service arrangements and anticipates terminating the remaining managed service arrangement during 2024.

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

Bad debt expense

The Company records bad debt expense related to the write down of receivables from MSA or PEs that are deemed uncollectible.   During the year ended December 31, 2023, and 2022, the Company recorded bad debt expense of $4.4

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and $1.4 million, respectively, primarily related to the settlement of amounts due from MSAs and PEs related to the termination of those agreements.

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

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable, and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. This guidance is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not have any contract assets or contract liabilities as of or during the years ended December 31, 2023 and 2022.

The Company’s revenue disaggregated by payor is as follows (stated in thousands):

	Year Ended December 31,
	2023	2022

Managed service agreements and other	$255	$471

Accounts Receivable

A summary of the accounts receivable by revenue stream is as follows (stated in thousands):

	December 31,	December 31,	December 31,
	2023	2022	2021

Technical service	$1,308	$3,072	$18,904
Professional service	2,293	11,829	8,209
Other	—	242	697
Total accounts receivable, net	3,601	15,143	27,810
Due from MSA	—	4,913	5,886
Total receivables, net	$3,601	$20,056	$33,696

The concentration of accounts receivable by payor as a percentage of total accounts receivable is as follows:

	As of December 31,	As of December 31,
	2023	2022

Commercial insurance	82%	84%
Facility billing	18%	9%
Other	—%	7%
Total	100%	100%

5. LEASES

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating leases

The Company leases a corporate office facility under an operating lease which expires October 31, 2025. The Company entered into a sublease for this space during November 2023 for the remaining lease term. The incremental borrowing rate for this lease was 10%.  During November 2023, the Company entered into a month-to-month lease for corporate office space.

During April 2023, the Company entered into a lease for corporate offices space which expires May 2025.  The incremental borrowing rate for this lease was 7%.

Finance leases

The Company leases medical equipment under financing leases with stated interest rates ranging from 5.2% — 13.4% per annum which expire at various dates through 2026. The majority of assets subject to finance leases are included in assets held for sale as of December 31, 2023 and 2022.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets include the following amounts for ROU assets as of December 31, 2023 and 2022 (stated in thousands):

	December 31,	December 31,
	2023	2022
Operating	$616	$672

The following are the components of lease cost for operating and finance leases (stated in thousands):

	Year Ended December 31,
	2023	2022
Lease cost:
Operating leases:
Amortization of ROU assets	$252	$309
Interest on lease liabilities	73	89
Total operating lease cost, included in general and administrative expenses	325	398
Finance leases:
Amortization of ROU assets	278	449
Interest on lease liabilities	45	81
Total finance lease cost, included in discontinued operations	323	530
Total lease cost	$648	$928

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years):
Operating leases	3.6	1.0
Finance leases	1.8	1.4
Weighted average discount rate (%):
Operating leases	9.9	10.0
Finance leases	8.0	7.6

The Company obtained operating lease ROU assets in exchange for lease liabilities of $42 thousand upon commencement of operating leases during the year ended December 31, 2023, and $79 thousand of finance ROU assets upon commencement of finance leases during the year ended December 31, 2022.

Future minimum lease payments and related lease liabilities as of December 31, 2023 were as follows (stated in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
2024	$431	$268	$699
2025	352	153	505
2026	—	23	23
Total lease payments	783	444	1,227
Less: imputed interest	69	32	101
Present value of lease liabilities	714	412	1,126
Less: current portion of lease liabilities	377	244	621
Noncurrent lease liabilities	$337	$168	$505

Note: Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance, and real estate taxes.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ACQUISITIONS

Acquisition of Certain Assets of Innovation Neuromonitoring, LLC

On August 2, 2023, Assure Networks Texas Holdings II, LLC (“Purchaser”), a wholly owned subsidiary of Assure Networks, LLC, a wholly owned subsidiary of Assure Holdings Corp., entered into an asset purchase agreement (the “Purchase Agreement”) with Innovation Neuromonitoring LLC (the “Seller”) and certain principals. Pursuant to the Purchase Agreement, Purchaser agreed to purchase certain assets of the Seller related to the Seller’s operating businesses that provide intraoperative neuromonitoring and related services. The acquired assets include, but are not limited to, tangible personal property, inventory, records, contracts, licenses, warranties, intellectual property, goodwill, software, (collectively, the “Assets”). The acquisition of the Assets closed on August 29, 2023 ( “Closing”).

Subject to certain adjustments, the Assets were acquired for a purchase price of $1,200,000 payable as set forth below.

(1)	$800,000 in cash installment payments, in accordance with the following payment schedule:
a.	$100,000 was paid in cash in conjunction with the signing of the Letter of Intent and was subject to repayment if the transaction did not close;
b.	$200,000 was paid at the closing minus $131,422, the amount that has been pre-paid to Seller, and also minus $34,000 which was paid to a vendor for amounts owed to the vendor by the Seller;
c.	$500,000 to be paid in cash in twenty-four equal monthly installments, with the first installment being due on or before September 1, 2023, and the remaining installments being due on the first business day of each month thereafter, with the monthly installment subject to adjustment based on the performance of the Assets as set forth in the purchase Agreement; and
(2)	$400,000 in common stock of the Company, calculated as of the date of the Purchase Agreement was executed, which was subject to a six-month lock-up.

Pursuant to the Purchase Agreement, the Company agreed to register the Shares under the Securities Act of 1933 on a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission within 15 days of the Closing (collectively, the “Registrable Securities”) for resale by the Seller or Principals. The Company filed the registration statement on Form S-1 with the SEC (File No. 333-269759), and is working to have the SEC bring it effective.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on August 2, 2023, Assure Networks Texas Holdings II, LLC entered into an equipment sale agreement with Innovation to purchase certain equipment from Innovation for $165,000.  This transaction closed on August 2, 2023. Due to the timing of this agreement, the purchase price and acquired equipment is included in the purchase price allocation below.

As a result, the total purchase price for the acquired assets was $1.3 million.

The following table summarizes the allocation of the total consideration to the assets acquired, based on fair values as determined by the Company, as of the close date of the acquisition (stated in thousands):

Total purchase price	$1,365
Less fair value of amount paid to third-party vendor	(37)
Less fair value adjustment for issuance of common shares	(195)
Net purchase price	1,133

Equipment	248
Total assets acquired	248

Total goodwill	$885

Assure incurred legal costs of approximately $10,000 related to this transaction.

7. DISCONTINUED OPERATIONS

During September 2023, the Company’s Board of Directors initiated a process to explore strategic alternatives for the business. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and evaluated a broad range of options to maximize shareholder value.  As part of this review process, Assure’s board agreed to conduct an auction process for the sale of its clinical operations.  During February 2024, Assure entered a Definitive Agreement and Plan of Merger with Danam Health, Inc. (“Danam”).  Danam delivers unique solutions for pharmacies, providers, pharmaceutical manufacturers, and payors focused on improving the lives of patients. On March 26, 2024, Assure closed the disposal transaction resulting in the sale of most of the Company’s clinical operations, equipment, and contracts.  As of the filing date of this Annual Report on Form 10K, Assure is providing IONM services in limited markets, primarily Arizona and Montana.

As a result of the corporate actions described above, the Company’s technical and professional services meet the criteria to be considered “held for sale”. Accordingly. the assets associated with these services are classified and reflected on our consolidated balance sheets as “held for sale” as of and December 31, 2023 and 2022, and their results of operations are classified as “discontinued operations” in the consolidated statements of operations for the years ended December 31, 2023 and 2022.

The following table presents the major classes of assets of the discontinued operations (stated in thousands):

	December 31,	December 31,
	2023	2022
Fixed assets	$311	$70
Finance lease right of use asset, net	118	382
Intangibles, net	98	390
Goodwill	1,910	1,025
Total assets	$2,437	$1,867

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the results of operations of the discontinued operations (stated in thousands):

	Year Ended December 31,
	2023	2022
Revenue
Technical services	$2,991	$3,519
Professional services	3,785	8,476
Other	978	(1,490)
Revenue, net	7,754	10,505
Cost of revenues, excluding depreciation and amortization	11,380	12,658
Gross margin	(3,626)	(2,153)
Operating expenses
Sales and marketing	366	945
Depreciation and amortization	582	4,051
Total operating expenses	948	4,996
Loss from discontinued operations	(4,574)	(7,149)
Other expenses
Interest expense	(45)	(100)
Total other expense	(45)	(100)
Loss from discontinued operations	(4,619)	(7,249)
Income tax expense	(12)	—
Net loss from discontinued operations	$(4,631)	$(7,249)

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (stated in thousands):

	December 31,
	2023	2022
Accounts payable	$6,840	$2,296
Payroll liabilities	26	86
Other accrued liabilities	545	537
Accounts payable and accrued liabilities	$7,411	$2,919

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DEBT

As of December 31, 2023, and 2022, the Company’s debt obligations are summarized as follows (stated in thousands):

	December 31,	December 31,
	2023	2022
Face value of convertible debt	$3,450	$3,450
Less: principal converted to common shares	(60)	(60)
Less: deemed fair value ascribed to conversion feature and warrants	(1,523)	(1,523)
Plus: accretion of implied interest	1,467	1,086
Total convertible debt	3,334	2,953

Face value of Centurion debt	11,000	11,000
Less: deemed fair value ascribed to warrants	(1,204)	(1,204)
Plus: accretion of implied interest	776	476
Less: unamortized debt issuance costs	(227)	(386)
Total Centurion debt	10,345	9,886
Total debt	13,679	12,839
Less: current portion of debt	(13,679)	(965)
Long-term debt	$—	$11,874

As of December 31, 2023, future minimum principal payments are summarized as follows (stated in thousands):

	Convertible
	Debt	Debenture
Principal due in 2024	$3,390	$11,000
Less: fair value ascribed to conversion feature and warrants	(1,523)	(1,204)
Plus: accretion and implied interest	1,467	776
Less: debt issuance costs	—	(227)
	$3,334	$10,345

The Centurion debt is contractually due during 2025 but has been classified as current liability for accounting purposes as the Company is not compliant with the Centurion debt covenants as of December 31, 2023.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table depicts accretion expense, debt issuance cost amortization and interest expense related to the Company’s debt obligations for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Accretion expense
Convertible debt	$381	$381
Centurion debt	300	300
	$681	$681

Debt issuance cost amortization
Centurion debt	$159	$161

Interest paid
Convertible debt	$221	$221
Centurion debt	1,278	1,230
	$1,499	$1,451

Paycheck Protection Program

During March 2021, the Company received an unsecured loan under the United States Small Business Administration Paycheck Protection Program (“PPP”) in the amount of $1.7 million. Assure executed a PPP promissory note, which was to mature on February 25, 2026. Under the terms of the PPP Loan, all or a portion of the Loan could be forgiven if the Company maintains its employment and compensation within certain parameters during the 24-week period following the loan origination date and the proceeds of the PPP Loan were spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020. In January 2022, the Company received forgiveness of the $1.7 million PPP Loan, resulting in no balance due.

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

The fair value of the debt was determined to be $401 thousand, the conversion feature $376 thousand and the warrants $188 thousand. The difference between the fair value of the debt of $401 thousand and the face value of debt of the $965 thousand will be accreted as interest expense over the four-year life of the CD Units. The finders’ received $67 thousand and 9,650 warrants to purchase shares of the Company’s common stock at a price of $9.50 per share for three years. These warrants expired during the year ended December 31, 2023 unexercised.

From January 2020 to April 2020, the Company closed on three separate tranches of the Offering for total proceeds of $1.7 million. The net proceeds from these tranches of the Offering are being utilized for working capital purposes.  Each CD Unit was offered at a price of $1.  Each CD Unit includes, among other things, 72 common share purchase warrants that allow the holder to purchase shares of the Company’s common stock at a price of $190.00 per share for a period of three years and the right to convert the CD Unit into shares of the Company’s common stock as a conversion price of $140.00 per share for a period of four years. The CD Units carry a 9% coupon rate.  In conjunction with these Offerings,

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

finders’ received $79 thousand and 563 warrants to purchase shares of the Company’s common stock at a price of $190.00 per share for three years. These warrants expired during the year ended December 31, 2023 unexercised.

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

During April 2024, the Company entered into exchange agreements with certain Convertible Debenture holders, whereby the Company agreed to issue 1,337,371 common shares to settle $334 thousand of principal and interest owed.

The majority of the convertible debt matured during the period of December 2023 through March 2024. The Company has not paid the amounts due per the terms of the convertible debt agreements.  As such, the convertible debt is payable on demand.  However, the Company is planning to offer Assure common shares to settle the remaining principal and accrued interest related to the outstanding balance of the Convertible Debentures in common shares of Assure stock valued based on the 5-day VWAP prior to the closing of the Danam Health merger (see Note 16). There is no guarantee that the Company will be able to settle the amounts outstanding under the Convertible Debenture with common shares of the Company.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company was not in compliance with the Debenture debt covenants.  As a result, Centurion may demand full repayment of the outstanding principal and interest.

During April 2024, the Company entered into an exchange agreement with Centurion whereby the Company agreed to issue 236,164 common shares to settle $141 thousand of outstanding amounts owed under the Debenture agreement.

Warrant Fee

In addition, Assure issued Centurion an aggregate of 13,750 non-transferrable common stock purchase warrants.  Each warrant entitles Centurion to acquire one share in the capital of Assure, at an exercise price equal to $1.20. The warrants and underlying shares of common stock are subject to applicable hold periods under U.S. securities laws.

10. SHAREHOLDERS’ (DEFICIT) EQUITY

Common Shares

The Company has 9,000,000 common shares authorized at $0.001 par value. As of December 31, 2023, and 2022, there were 6,720,460 and 1,051,098, respectively, common shares issued and outstanding (“Common Shares”).

Nasdaq Notice

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As with the Bid Price Deficiency Letter (as defined above), the Staff’s notification had no immediate effect on the Company’s continued listing on The Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, the Company was provided 45 calendar days, or until October 2, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”).

On October 2, 2023, the Company submitted its plan of compliance to the Staff. On November 1, 2023, the Staff provided notice to the Company that the Staff had granted an extension until January 22, 2024, to complete certain key steps of the Company’s compliance plan and, assuming those steps are complete on or before January 22, 2024 to complete certain key steps of the Company’s compliance plan.

On January 24, 2024, the Company received a determination letter (the “Determination Letter”) from the Staff stating that it had not regained compliance with Listing Rule 5550(a)(2) and is not eligible for a second 180-day period to regain compliance. The Company appealed the Staff’s determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series and had a hearing with a Nasdaq Hearings Panel (the “Panel”) on April 9, 2024. The Company still awaiting the Panel’s decision on whether the Company’s plan as presented to the Panel has been accepted.

Based on the Company’s representations made in its compliance plan submitted to the Staff, on November 1, 2023, the Staff granted the Company an extension until January 22, 2024, to regain compliance with the Equity Requirement. However, the Staff indicated in the Determination Letter that, pursuant to Listing Rule 5810(d)(2), this deficiency serves as an additional and separate basis for delisting, and as such, the Company should address its non-compliance with the Equity Requirement before the Panel, if it appeals the Staff’s determination, which the Company has done.

There can be no assurance that the Company’s plan as presented to the Panel will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a Panel will stay the suspension of the Company’s securities.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share Issuances

In August 2022, the Company completed an underwritten public offering with gross proceeds to the Company of approximately $6.2 million, before deducting underwriting discounts and other estimated expenses payable by the Company. Under the offering 278,804 common shares were issued at a price to the public of $22.40 per share. The Company utilized the net proceeds from this offering for general corporate purposes, including, but not limited to, repayment of indebtedness and increasing working capital expenditures. In addition, the Company granted the underwriter a 45-day option to purchase additional shares of common stock, representing up to 15% of the number of the shares offered in the base deal, solely to cover over-allotments. The overallotment expired unexercised in October 2022.

During March 2023, the Company completed a private placement for 50,000 common shares at $6.00 per common shares for gross proceeds of $300 thousand.

During May 2023, the Company completed its pricing of an underwritten public offering of 5,000,000 shares of common stock (or prefunded warrants in lieu thereof) at an offering price to the public of $1.20 per share (or $1.199 per pre-funded warrant). The Company issued 750,000 pre-funded warrants which were immediately exercisable at a nominal exercise price of $0.001 or on a cashless basis. The 750,000 prefunded warrants were exercised during August 2023.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross proceeds to the Company from the offering of approximately $6 million, before deducting the underwriters’ fees and other offering expenses payable by Assure. The Company utilized the net proceeds from the offering of $5.1 million for general corporate purposes, including working capital, marketing, and capital expenditures.

The Company granted the underwriters in the offering a 45-day option to purchase up to 750,000 additional shares of the Company’s common stock and/or pre-funded warrants, in any combination thereof, from the Company at the public offering price, less underwriting discounts and commissions, solely to cover over-allotments, if any. No additional shares were issued under the allotment.

During June 2023, the Company issued 59,748 common shares to certain employees, directors, and vendors in lieu of cash compensation.

During August 2023, the Company issued 547,946 common shares per the terms of the Innovation asset purchase agreement (see Note 6).

See Note 16 for discussion regarding common shares issued in 2024.

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

During November 2021, the Company adopted and approved the 2021 Stock Incentive Plan and the 2021 Employee Stock Purchase Plan. The intent of the Company and the Board is that while the Amended 2020 Stock Option Plan and the 2020 Equity Incentive Plan will continue in existence in relation to the options and awards previously granted thereunder, the Board will not grant future options or awards thereunder. Instead, moving forward, only the 2021 Stock Incentive Plan will be used for the grant of options and awards to eligible participants thereunder.

As of December 31, 2023, there was 24,925 stock options outstanding under the Amended Stock Option Plan.  No additional stock options will be issued under the Amended Stock Option Plan.  As of December 31, 2023, there was 11,500 stock options outstanding and an aggregate of 88,500 shares of common stock were available for issuance under the 2021 Stock Option Plan.  As of December 31, 2023, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the Plan are granted from time to time at the discretion of the Board, with vesting periods and other terms as determined by the Board.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2021	60,212	$111.20	3.60
Options granted	6,500	$103.20
Options exercised	(40)	$100.80
Options canceled / expired	(17,632)	$50.20
Balance at December 31, 2022	49,040	$129.60	2.8
Options granted	10,000	$0.86
Options canceled / expired	(22,615)	$130.82
Balance at December 31, 2023	36,425	$93.55	2.5	$—
Vested and exercisable at December 31, 2023	26,972	$113.40	2.0	$—

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at December 31, 2023:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
5,370	0.1	$156.00	5,370	$156.00
2,475	0.8	$128.00	2,475	$128.00
9,830	2.1	$106.00	8,874	$106.00
1,500	2.3	$112.00	1,300	$112.00
5,750	2.8	$153.00	4,719	$153.00
1,500	3.2	$103.20	900	$103.20
10,000	4.5	$0.86	3,334	$0.86
36,425	2.5	$93.55	26,972	$113.40

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

The following assumptions were used to value the awards granted during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Expected life (in years)	5.0	5.0
Risk-free interest rate	4.0%	1.7%
Dividend yield	—%	—%
Expected volatility	137%	132%

Stock-based compensation expense (benefit) recognized in our consolidated financial statements for the years ended December 31, 2023 and 2022 was $(300) thousand and $1 million, respectively. The stock-based compensation benefit for the year ended December 31, 2023 was related to stock option forfeitures and cancellations. As of December 31, 2023, there was approximately $440 thousand of total unrecognized compensation cost related to 9,453 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 2.7 years.

Warrants

The following table details warrant activity for the years ended December 31, 2023, and 2022:

Number of Warrants outstanding
Balance at December 31, 2021	197,000
Debenture, warrants issued	9,000
Balance at December 31, 2022	206,000
Warrants expired	(11,026)
Warrants issued	750,000
Warrants exercised	(750,000)
Balance at December 31, 2023	194,974

2023 Warrants

During the year ended December 31, 2023, the Company issued 750,000 pre-funded warrants which were immediately exercisable at a nominal exercise price of $0.001 or on a cashless basis. The 750,000 prefunded warrants were exercised during 2023.

2022 Warrants

During the year ended December 31, 2022, the Company issued 9,000 warrants to Roth Capital as compensation for consulting with management regarding future financing opportunities.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per common share for the years ended December 31, 2023 and 2022 (stated in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Net loss	$(26,078)	$(30,112)
Basic weighted average common stock outstanding	4,276,820	751,659
Basic loss per share	$(6.10)	$(40.06)
Net loss	$(26,078)	$(30,112)
Dilutive weighted average common stock outstanding	4,276,820	751,659
Diluted loss per share	$(6.10)	$(40.06)

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

Stock options to purchase 36,425 and 49,040 common shares and warrants to purchase 194,974 and 206,000 common shares were outstanding at December 31, 2023 and 2022, respectively, that were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

12. INCOME TAXES

The following table sets forth income tax expense for the years ended December 31, 2023 and 2022 (stated in thousands):

	Years Ended December 31,
	2023	2022
Income tax expense:
Federal	$—	$—
State	60	5
	60	5
Deferred tax (benefit) expense:
Federal	(729)	179
State	(67)	18
	(796)	197
Total income tax (benefit) expense	$(736)	$202

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth deferred tax assets and liabilities as of December 31, 2023 and 2022 (stated in thousands):

	Years Ended December 31,
	2023	2022
Deferred Tax Assets (Liabilities):
Noncurrent:
Fixed assets	$(41)	$(101)
Stock-based and performance share compensation.	1,408	1,920
Equity method investments	(134)	(138)
Accrual to cash adjustment	243	(4,079)
ROU Asset	(139)	(154)
Lease liability	161	180
Net operating loss and carryforward	9,354	7,792
Intangibles	1,347	1,773
Debt issuance costs	1	10
Accretion expense	(14)	(268)
Total Noncurrent DTL	12,186	6,935
Valuation Allowance	(12,186)	(7,731)
Deferred Tax Liabilities, net	$—	$(796)

The following table sets forth the effective tax rate reconciliation for the years ended December 31, 2023 and 2022 (stated in thousands):

	Years Ended December 31,
	2023	2022
Reconciliation of effective tax rate:
Federal taxes at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	1.4%	2.0%
Permanent items	(1.2)%	—%
Performance shares	—%	1.1%
Provision to return adjustment and other	(1.6)%	(0.4)%
Change in rate	0.4%	0.8%
Change in valuation allowance	(16.8)%	(24.7)%
NOL carryback difference	(0.5)%	(0.5)%
Effective income tax rate	2.7%	(0.7)%

The Company had an nominal effective tax rate of for the years ended December 31, 2023 and 2022.

At December 31, 2023, $40.1 million of cumulative net operating loss carryforwards for federal income tax purposes were available to offset future taxable income of which none is subject to expiration. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss carryforwards if there has been a change in ownership as described in Internal Revenue Code Section 382. The Company has not prepared an analysis to determine if a change of control has occurred. Such a change of ownership may limit the Company’s utilization of its net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is probable that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is probable that the Company will realize the benefits of these deductible differences at December 31, 2023.

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, Income Taxes.  As of December 31, 2023, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued as at December 31, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions with varying statutes of limitations. As of December 31, 2023, the Company is not under examination in any jurisdiction and the tax years 2019 through 2023 remain open to examination in its federal and state jurisdictions.

13. EQUITY METHOD INVESTMENT

Assure Networks, LLC holds various interests in PEs that are accounted for under the equity method of accounting. Under the equity method, the investment is initially recorded at cost and the carrying value is adjusted thereafter to include the Company’s pro rata share of earnings or loss of the investee. The amount of the adjustment is included in the determination of the Company’s net income and the investment account is also adjusted for any profit distributions received or receivable from an investee. During the year ended December 31, 2023, the Company dissolved the majority of its interest in the PE firms.   The Company anticipates dissolving the remaining interests during 2024.  The table below details the activity from equity method investments for the years ended December 31, 2023 and 2022 (stated in thousands).

Balance, December 31, 2021	$525
Share of losses	39
Distributions	(254)
Balance, December 31, 2022	$310
Share of losses	43
Distributions	(101)
Disposition	(77)
Balance, December 31, 2023	$175

14. 401K PLAN

The Company established the Assure Holdings 401(k) Plan (the “401k Plan”) under Section 401(k) of the Internal Revenue Code. Under the 401k Plan, employees, with greater than six months of service and over the age of 21, may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 6.0% of the employees’ annual compensation. Investment selections consist of mutual funds and do not include any of the Company’s common stock. As of January 1, 2023, the Company terminated its matching contribution to the 401K Plan.  The Company’s contributions to the 401k Plan amounted to $nil and $667 thousand for the years ended December 31, 2023 and 2022, respectively.

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

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2022, the U.S. Department of Justice (“DOJ)” issued Civil Investigative Demands which seek information with respect to a civil investigation under the Anti-kickback Statute and the False Claims Act.  The Company voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions.  While the Company’s policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company utilized at that time submitted some claims to Medicare Advantage plans administered by commercial insurance companies.  The Company has worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies and believes it has returned substantially all such payments that it has discovered to date, totaling approximately $450 thousand.  During February 2024, the Company and the DOJ entered into a settlement agreement.  See Note 16 for a complete discussion.

16. SUBSEQUENT EVENTS

Sale of Certain Assets

During March 2024, the Company entered into an agreement to sell certain assets of its IONM business to MPOWER Health for up to $4.5 million, of which $2.3 million will be paid in cash at the initial closing and up to an additional $2.2 million to be paid in relation to a potential earnout payment tied to case volume from the acquired assets during the 12-month period following the initial closing. The asset sale includes most of the Company’s healthcare facility contracts and clinical equipment, and a majority of the Company’s employees. The Company retains certain of its assets, including but not limited to, its accounts receivable and its employees in the revenue cycle management team.

The initial closing of the sale of assets was subject to certain customary closing conditions and consents. The Company closed the transaction on March 26, 2024.

Merger Agreement

On February 12, 2024, Assure entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danam Health, Inc. (“Danam”) and Assure Merger Corp., a newly formed wholly-owned subsidiary of Assure (“Assure Merger”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the stockholders of Assure and Danam, Assure Merger will be merged with and into Danam (the “Merger”), with Danam surviving the Merger as a wholly-owned subsidiary of Assure. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) each share of Danam capital stock issued and outstanding immediately prior to the Effective Time shall automatically be converted into and become the right to receive the applicable per share portion of the “merger consideration” as set forth in the allocation statement to be delivered pursuant to the Merger Agreement (“merger consideration” is defined in the Merger Agreement to mean a number of shares of common stock of Assure equal to (a) the quotient obtained by dividing (i) the number of shares of Assure capital stock on a fully diluted basis (the “Assure Fully Diluted Share Number”) by (ii) the quotient of (A) the adjusted value of Assure dividend by (B) the sum of the adjusted value of Assure and the adjusted value of Danam, minus (b) the Assure Fully Diluted Share Number minus (c) the number of shares of common stock of Assure the warrants of Danam will become exercisable for upon closing of the Merger); (ii) each outstanding warrant of Danam will be assumed by Assure and become a warrant to purchase an adjusted number of shares of common

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock of Assure, at an adjusted exercise price per share but subject to the same terms and conditions as the warrant of Danam.

Following closing of the Merger, the former Assure equityholders immediately before the Merger are expected to own approximately 10% of the outstanding capital stock of the combined company on a fully diluted basis and the equityholders of Danam immediately before the Merger are expected to own approximately 90% of the outstanding capital stock of the combined company on a fully diluted basis.

Upon closing of the Merger, Assure will be renamed Danam Health Holdings Corp. Suren Ajjarapu will serve as Chairman of the Board of Directors and Tim Canning will serve as the Chief Executive Officer of the combined company. The Merger Agreement provides that the Board of Directors of the combined company will be comprised of five members which will be filled upon completion of the Merger to be designated by Danam.

The Merger Agreement contains customary representations, warranties and covenants of Assure and Danam, including covenants relating to the conduct of the business of both Assure and Danam from the date of signing the Merger Agreement through closing of the Merger, obtaining the requisite approval of the stockholders of Assure and Danam and maintain the listing of the common stock of Assure on the NASDAQ Capital Market and applying for the continued listing of Danam after the closing of the Merger on the NASDAQ Capital Market. Under the terms of the Merger Agreement, Assure has also agreed not to solicit from any person an acquisition proposal (as defined in the Merger Agreement) for Assure.

In connection with the Merger, Assure will prepare and file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 that will contain a prospectus and a proxy statement, and will seek the approval of Assure’s stockholders with respect to certain actions, including the following (collectively, the “Assure Stockholder Proposals”):

(viii)	the Sale Transaction (as defined in the Merger Agreement);
(ix)	the Merger;
(x)	the change of control of Assure resulting from the transactions contemplated by the Merger Agreement pursuant to the rules of NASDAQ;
(xi)	the post-closing equity plan for Assure;
(xii)	the post-closing board of directors composition;
(xiii)	an amendment to the certificate of incorporation of Assure to effect a reverse stock split; and
(xiv)	an amendment to the certificate of incorporation of Assure to change the name of Assure.

The Board has agreed to recommend the approval of the Assure Stockholder Proposals to the stockholders and to solicit proxies in support of the approval of the Assure Stockholder Proposals at a meeting of the stockholders to be held for that purpose.

The Merger Agreement contains a limited contractual ability for the Board, in accordance with its fiduciary duties to the stockholders, to change its recommendation to the stockholders upon receipt of a superior proposal subject to certain terms and conditions therein, including providing Danam notice of the superior proposal and time to make a counter-proposal to amend the terms of the Merger Agreement.

Under the Merger Agreement, Assure has agreed to maintain certain indemnity rights (including advancing expenses) of the current officers and directors of Assure as they exist in the governing documents of Assure and maintain director and officers insurance for a period of 6 years following the closing of the Merger.

The closing of the Merger is subject to customary closing conditions, including, among other things, (i) the required approval of the stockholders of Assure and Danam, (ii) the accuracy of the representations and warranties of the parties made in the Merger Agreement, subject to materiality qualifiers, (iii) compliance by the parties with their respective covenants under the Merger Agreement, and (iv) the approval of NASDAQ of the continued listing of Danam after the closing of the Merger. Further, closing of the Merger is conditioned on the simultaneous closing of a sale transaction of Assure’s assets. The obligation of Assure is conditioned upon Danam completing acquisition transactions as set forth in

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Merger Agreement, including completing the acquisitions of (a) all of the membership interests in Wood Sage, LLC, a Florida limited liability company and (b) all of the membership interests in Wellgistics, LLC, a Florida limited liability company set forth in the applicable acquisition transactions agreements, both such acquisition transactions to close prior to or concurrent with the Merger. The obligation of Danam to close the Merger is also subject to satisfaction of certain additional conditions, including, among other things, (i) no Assure material adverse effect, (ii) Assure having performed its obligations under the agreement governing the sale transaction, (iii) Assure completing a wind down of its business, (iv) the reverse split having been consummated, and (v) Assure having a maximum amount of $500,000 in retained liabilities.

The parties may terminate the Merger Agreement upon mutual consent. Either party may terminate the Merger Agreement (i) if any of the representations or warranties of the other party set forth in the Merger Agreement shall not be true and correct or if the other party has failed to perform any covenant or agreement on the part of such party set forth in the Merger Agreement, (ii) the Merger is not consummated by the outside date (May 15, 2024), (iii) there is a governmental order prohibiting the Merger, and (iv) failure to obtain the stockholder vote. Danam may terminate the Merger Agreement if (i) the Board changes its recommendation to stockholders with respect to the Merger, (ii) the Board fails to reaffirm its recommendation to stockholders with respect to the Merger following a tender offer for Assure, (iii) the Board fails to reaffirm its recommendation to stockholders with respect to the merger following a publicly announced acquisition proposal for Assure, (iv) Assure breaches its non-solicitation provisions, or (v) the Board resolves to do any of the above. Assure may terminate the Merger Agreement for acceptance of a superior proposal.

In the event that Danam or Assure terminates the Merger Agreement pursuant to certain of the sections set forth above, Assure will be required to pay Danam a termination fee of $1,000,000, less any reimbursed expenses. Upon termination in other contexts in which a termination fee is not due, the breaching party may owe the non-breaching party reimbursement of expenses up to $250,000.

On April 8, 2024, the Company entered into a partial waiver and amendment agreement (the Waiver Agreement”) with Assure Acquisition Corp. (the “Merger Sub”) and Danam which waives and amends certain provisions of that certain agreement and plan of merger (the “Merger Agreement”) dated February 12, 2024 by and between the Corporation, Merger Sub and Danam.

Pursuant to the terms and conditions of the Waiver Agreement, Danam has partially waived its right to terminate the Merger Agreement pursuant to breaches of Section 6.8(a) and 6.20 of the Merger Agreement provided that the Corporation meets the following conditions:

g.	Assure obtains the Preliminary Shareholder Vote required by Section 6.20 of the Merger Agreement no later than April 30, 2024;
h.	Assure files the proxy statement and registration statement on Form S-4 required by the Section 6.8(a) Covenant no later than April 26th, 2024;
i.	Assure issues Danam a $1,000,000 convertible promissory note in the form attached as Exhibit A to the Merger Agreement (the “Convertible Note”) simultaneously with the execution and delivery of this Waiver;
j.	Assure receives shareholder approval for the Merger five (5) Business Days prior to the Termination Date and effects the Reverse Split prior to the Termination Date;
k.	Assure is not in default under the Convertible Note; and
l.	Assure is not in breach of any other covenants set forth in the Merger Agreement, subject to any necessary notice requirements and cure period set forth therein.

Further the Waiver Agreement amends the Merger Agreement to change the definition of “Termination Date” to mean July 22, 2024.

In connection with the Waiver Agreement, on April 8, 2024, the Corporation issued a convertible note to Danam in principal amount of $1,000,000. The note accrues interest on the then outstanding principal balance at a rate equal to 10% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. The note has a maturity date of July 22, 2024. Upon the occurrence of certain events, the note is convertible into shares of common stock at the

ASSURE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nasdaq “Minimum Price” in accordance with Listing Rule 5635(d). The note will become immediately due and payable upon the occurrence of an event of default under the note, including but not limited to: a failure to pay, voluntary bankruptcy or insolvency of Assure, involuntary bankruptcy or insolvency proceedings of Assure, breach of the Merger Agreement or termination of the Merger Agreement

Settlement with the United States Department of Justice

During February 2024, a Settlement Agreement (“Agreement”) was executed between Assure and the United States Department of Justice (“DOJ”).

In exchange for a payment of approximately $1 million, the Agreement releases Assure from any civil or administrative monetary claim the United States has for the Covered Conduct under the False Claims Act, 31 U.S.C. §§ 3729-3733; the Civil Monetary Penalties Law, 42 U.S.C. § 1320a-7a; the Program Fraud Civil Remedies Act, 31 U.S.C. §§ 3801-3812; or the common law theories of payment by mistake, unjust enrichment, and fraud. Payments are in equal monthly installments over the next 12 months.

Issuance of Common Shares In Lieu

During April 2024, the Company entered into an exchange agreement with Centurion whereby the Company agreed to issue 236,164 common shares to settle $141 thousand of outstanding amounts owed under the Debenture agreement (Note 9).

During April 2024, the Company entered into exchange agreements with certain Convertible Debenture holders, whereby the Company agreed to issue 1,337,371 common shares to settle $334 thousand of principal and interest owed (Note 9).

Subscription Agreement with Innovation

On April 8, 2024, the Corporation entered into a subscription agreement (the “Subscription Agreement”) with Innovation pursuant to which Innovation agreed to the cancellation of $270,000 of future installment payments under the Asset Purchase Agreement dated August 2, 2023 by and between the Corporation and Innovation as consideration for the subscription of 437,247 shares of common stock of the Corporation (the “Subscribed Shares”) representing a deemed exchange price of $0.6175 per share. The Subscribed Shares were issued pursuant to Section 4(a)(2) of the Securities Act.

In April 2022, the DOJ issued Civil Investigative Demands to the Company which seek information with respect to a civil investigation of Assure, Assure’s founder and a surgeon partner under the Anti-kickback Statute and the False Claims Act. The Company voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions. While our policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company we used at that time of Assure’s start up submitted some claims to Medicare Advantage plans administered by commercial insurance companies. Assure worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies. The Agreement resolves the DOJ investigation as it relates to Assure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

New Independent Registered Public Accounting Firm

On August 30, 2023, Withum Smith+Brown, PC (“Withum”) was appointed as the new independent registered public accounting firm for Assure Holdings Corp. (the “Company”). The decision to appoint Withum was approved by the audit committee of the Company’s board of directors (the “Audit Committee”). Prior to engaging Withum on August 30, 2023, the Company has not consulted Withum regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or a reportable event, nor did the Company consult with Withum regarding any disagreements with the Company’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Previous Independent Registered Public Accounting Firm

As previously reported on a Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2023 by the Company, the Company’s former independent accountant, Baker Tilly US, LLP (“Baker Tilly”), informed the Company and the Audit Committee that Baker Tilly would not stand for re-election as the Company’s certifying accountant for the fiscal year ended December 31, 2023. Baker Tilly remained engaged to complete the review of the Company’s unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2023 and June 30, 2023, and such engagement ended on August 29, 2023. In connection with Baker Tilly’s review of the financial statements in the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2023 and June 30, 2023, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Regulation S-K”) and the related instructions thereto, with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baker Tilly, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also during this same period, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were ineffective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2023, our internal controls over financial reporting were ineffective related to inadequate controls over the review of the accounting for complex transactions and financial reporting which management believes to be a material weakness.

Remediation

In response to the identified material weakness, during the fourth quarter of 2023, management has implemented a rigorous review process regarding the accounting for complex transactions and financial reporting.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting, except as noted above, during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position	Term
John Farlinger	64	Executive Chairperson and Chief Executive Officer	Since May 24, 2017
Paul Webster	56	Interim Chief Financial Officer	Since November 21, 2023
John Flood	64	Director	Since April 15, 2021
Christopher Rumana	55	Director	Since December 19, 2018
Steven Summer	74	Director	Since December 19, 2019

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

Non-Director Executive Officers

Paul Webster, Interim Chief Financial Officer: Mr. Webster has served as the Company’s Senior Vice President of Managed Care and Revenue Cycle Management since May 2022, and will continue oversee those operations in addition to taking on the greater role in the Company’s finance department. Mr. Webster has two decades of managerial and strategic leadership experience in the healthcare industry. Prior to joining the Company, Mr. Webster served as vice president of policy and health economics for Air Methods Corp. (formerly Nasdaq: AIRM), one of the largest air medical service companies in the world from January 2018 to December 2018. While in that role, he was responsible for engaging with legislators, regulators, and payers to articulate the economics of providing emergency air medical transportation. He also served in a variety of other management positions at Air Methods since March 1999 such as vice president of payer strategy and assistant controller. These roles included responsibilities such as treasury management, revenue recognition, accounting cycle close, negotiating in-network contracts with health insurance companies, cost trend analysis and the analytics around out-of-network billing as well as integrating acquisitions. Before Air Methods, Mr. Webster served in accounting roles at Arthur Andersen, LLP from September 1998 to March 1999 and Compliance Systems, Inc. from January 1995 to August 1998. Mr. Webster holds a Bachelor of Science degree in Accounting from Metropolitan State University of Denver and a Bachelor of Arts degree in Sociology from Hope College.

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

Currently, our Audit Committee consists of John Flood (Chairperson), Steven Summer and Christopher Rumana. The Board has determined that all members of the Audit Committee are “independent” and “financially literate,” within the meaning of such terms in NI 52-110, and that all members are “independent” within the meaning of Rule 5605 of the NASDAQ Standards and Rule 10A-3 of the Exchange Act. Our Board has determined that Martin Burian qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K based on education, professional designations held, experience and background.

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

Our Code is available on our website at https://www.assureneuromonitoring.com. A copy of the Code will be provided to any person without charge upon written request to the Company at its administrative office: Assure Holdings Corp., 7887 East Belleview Avenue, Suite 240, Denver, Colorado 80111. We intend to disclose on our website any waiver from a provision of our Code that applies to any of our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions that relates to any element of our Code.

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

Delinquent Section 16(a) Reports

Based solely on our review of copies of such reports, we believe that our directors, executive officers, and holders of more than 10% of our registered securities timely complied with the requirements of Section 16(a) of the Exchange Act during fiscal year ended December 31, 2023, except for the Paul Webster who did not file Form 3 when appointed interim Chief Financial Officer.

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

During the financial year ended December 31, 2023, we had three NEOs: John Farlinger (CEO), Paul Webster (Interim CFO) and John Price (former CFO). Mr. Farlinger was appointed the CEO on August 28, 2019. Prior to his appointment as CEO, Mr. Farlinger was appointed as Interim CEO on May 15, 2018. Mr. Webster was appointed Interim CFO on November 21, 2023. Mr. Price was appointed CFO on March 26, 2021 and resigned November 21, 2023.

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

Summary Compensation Table

The following table sets forth the compensation earned by the NEOs for the years ended December 31, 2023, 2022, and 2021 and are set out below and expressed in the currency of the United States unless otherwise noted. On March 4, 2023, the Company effected a reverse stock split on a twenty (20) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

SUMMARY COMPENSATION TABLE

							Change in
							pension value
							and
							nonqualified
						Non-Equity	deferred
				Stock	Option	Incentive Plan	compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
John Farlinger (1)	2023	426,805	189,140	Nil	Nil	Nil	Nil	40,325	656,270
Executive Chairperson and	2022	420,131	218,000	70,153	Nil	Nil	Nil	32,694	740,978
Chief Executive Officer	2021	401,610	323,380	144,918	330,382	Nil	Nil	61,889	1,262,179
Paul Webster (2)	2023	32,799	Nil	Nil	Nil	Nil	Nil	1,800	34,599
Interim Chief Financial Officer
John Price (3)	2023	280,349	120,664	Nil	Nil	Nil	Nil	Nil	401,013
Former Chief Financial Officer	2022	276,826	48,740	67,713	Nil	Nil	Nil	13,884	407,163
	2021	244,800	97,920	61,900	67,113	Nil	Nil	17,400	489,133

(1)	Mr. Farlinger was appointed to Chief Executive Officer and Executive Chairperson on August 28, 2019. Prior to his appointment as Chief Executive Officer and Executive Chairperson, Mr. Farlinger was appointed as Interim Chief Executive Officer and Executive Chairperson on May 15, 2018. During the year ended December 31, 2023, Mr. Farlinger received a car allowance of $15,235 and a moving allowance of $25,000 paid by Assure, which values have been included in the column “All Other Compensation”.
(2)	Mr. Webster was appointed Interim Chief Financial Officer on November 21, 2023. During the period from November 21, 2023 through December 31, 2023, Mr. Webster received a car allowance of $1,400 and a phone allowance of $400 paid by Assure, which values have been included in the column “All Other Compensation”.
(3)	Mr. Price was appointed Chief Financial Officer on March 26, 2021. Mr. Price resigned on November 21, 2023.

Outstanding Equity Awards Table

The following table discloses the particulars of unexercised options, stock that has not vested and equity incentive plan awards for our NEOs for the last completed fiscal year ending December 31, 2023. On March 4, 2023, the Company effected a reverse stock split on a twenty (20) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
			Equity					Awards:	Awards:
			Incentive				Market	Number	Market
			Plan			Number	Value	of	or Payout
			Awards:			of	of	Unearned	Value of
			Number of			Shares	Shares	Shares,	Shares,
	Number of	Number of	Securities			or	or Units	Units or	Units or
	Securities	Securities	Underlying			Units of	of	Other	Other
	Underlying	Underlying	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
Name and	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Principal Position	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
John Farlinger, (1)	1,170	Nil	Nil	$156.00	1/16/2024
Executive Chairperson	3,900	600	Nil	$106.00	2/1/2026
and Chief Executive Officer
Paul Webster (2)	1,500	Nil	Nil	$156.00	1/16/2024
Interim Chief Financial Officer	500	Nil	Nil	$128.00	10/4/2024
	650	100	Nil	$106.00	2/1/2026
	366	134	Nil	$153.00	10/1/2026

(1)	As of December 31, 2023, Mr. Farlinger has an aggregate of 5,670 options to purchase common stock of the Company. The options are exercisable to purchases: (a) 1,170 shares of the Company at an exercise price of $156.00 which expired on January 16, 2024 and (b) 4,500 shares of the Company at an exercise price of $106.00 which expire on February 1, 2026.
(2)	As of December 31, 2023, Mr. Webster has an aggregate of 5,750 options to purchase common stock of the Company. The options are exercisable to purchase (a) 1,500 shares of the Company at an exercise price of $156.00 which expired on January 16, 2024, (b) 500 shares of the Company at an exercise price of $128.00 which expire on October 4, 2025, (c) 750 shares of the Company at an exercise price of $106.00 which expire on February 1, 2026, and (d) 500 shares of the Company at an exercise price of $153.00 which expire on October 1, 2026.

Option Exercise and Vested Stock

There were no option exercises or stock that vested on an aggregated basis for our NEOs during the year ended December 31, 2023.

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

John Farlinger, Executive Chairperson, Chief Executive Officer

The Company entered into an employment agreement with John Farlinger effective June 1, 2018. Mr. Farlinger is employed as Chief Executive Officer of the Company and provides corporate management, financial strategy, capital market advisory, business expansion, compliance and advisory, corporate communications and general operational services to the Company that are relevant to his position. As compensation, Mr. Farlinger received an annual salary of $426,805 during the financial year ended December 31, 2023. The Company reimburses Mr. Farlinger for reasonable and customary “out of pocket” expenses. Mr. Farlinger is entitled to insurance benefits, sick leave, five weeks of vacation time, a car allowance, a 401k matching plan of up to 6%, performance-based bonuses allocated at the discretion of the Board, a phone allowance and stock options pursuant to the Stock Option Plan. The agreement contains customary confidentiality arrangements for an executive in the healthcare industry and provides that for one year following the termination of Mr. Farlinger’ s employment with the Company, he will not directly or indirectly engage in any business competitive with the Company.

Paul Webster, Interim Chief Financial Officer (effective November 21, 2023)

Per the terms of Mr. Webster’s offer letter as the Interim Chief Financial Officer, as compensation, Mr. Webster receives an annual salary of $255,000. The Company reimburses Mr. Webster for reasonable and customary “out of pocket” expenses. Mr. Webster is entitled to insurance benefits, sick leave, five weeks of vacation time, a car allowance, a 401k matching plan of up to 6%, performance-based bonuses allocated at the discretion of the Board, a phone allowance and stock options pursuant to the Stock Option Plan

John Price, Chief Financial Officer (effective March 26, 2021, resigned November 21, 2023)

The Company did not enter into an employment agreement with John Price to serve as its Chief Financial Officer. Per the terms of Mr. Price’s offer letter as the Vice President of Finance, as compensation, Mr. Price receives an annual salary of $270,000. In addition, the Company reimburses Mr. Price for reasonable and customary “out-of-pocket” expenses. Mr. Price is entitled to insurance benefits, sick leave, four weeks of vacation time, a 401k matching plan of up to 6%, performance-based bonuses allocated at the discretion of the Board, and stock options pursuant to the Stock Option Plan.

Executive Incentive Compensation Recovery Policy

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our Board approved the adoption of an Executive Incentive Compensation Recovery Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under Section 10D and Rule 10D-1 of the Exchange Act (“Rule 10D-1”), and the listing standards, as set forth in Section 811 of the NYSE American Company Guide (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Corporation in the event that the Corporation is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. Under the Clawback Policy, the Corporation may recoup from the Covered Officers erroneously awarded incentive compensation received within a recovery period of the three completed fiscal years preceding the date on which the Corporation is required to prepare an accounting restatement

DIRECTOR COMPENSATION

The following table sets forth the compensation granted to our independent directors for the fiscal year ended December 31, 2023. On March 4, 2023, the Company effected a reverse stock split on a twenty (20) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash or Stock	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Christopher Rumana, (1)(2)	40,000	Nil	Nil	Nil	Nil	Nil	40,000
Independent Director
Steven Summer, (1)(3)	46,000	Nil	Nil	Nil	Nil	Nil	46,000
Independent Director
John Flood, (1)(4)	46,000	Nil	Nil	Nil	Nil	Nil	46,000
Former Director

(1)	All directors, who are not employees of the Company, are entitled to receive a quarterly retainer of $10,000 for their services as directors of the Company and a quarterly retainer of $1,500 for serving on a committee of the Company. The quarterly retainer is paid 50% in cash and 50% in stock.
(2)	As of December 31, 2023, Dr. Rumana has options to purchase (a) 1,500 common shares of the Company at an exercise price of $156.00 which expired on January 16, 2024, pursuant to options awarded to Dr. Rumana on January 16, 2019 and (b) 1,000 common shares of the Company at an exercise price of $106.00 which expire on January 27, 2026, pursuant to options awarded to Dr. Rumana on January 29, 2021. As of December 31, 2023, all of the 1,500 options granted on January 16, 2019 had vested and 867 of the options granted on January 29, 2021 have vested with the balance of options vesting on each February 1, 2024.
(3)	As of December 31, 2023, Mr. Summer has options to purchase (a) 1,500 common shares of the Company at an exercise price of Cdn$171.00 which expire on October 4, 2024, pursuant to options awarded to Mr. Summer on October 4, 2019 and (b) 1,000 common shares of the Company at an exercise price of $106.00 which expire on January 27, 2026, pursuant to options awarded to Mr. Summer on January 29, 2021. As of December 31, 2023, all of the 1,500 options granted on October 4, 2019 have vested and 867 of the options granted on January 29, 2021 have vested with the balance of options vesting on February 1, 2024.
(4)	As of December 31, 2023, Mr. Flood has options to purchase 1,500 common shares of the Company at an exercise price of $112.00 which expire on April 15, 2026, pursuant to options awarded to Mr. Flood on April 15, 2021. As of December 31, 2023, of 1,500 options granted on April 15, 2021, 1,300 have vested, with the balance of options vesting on April 15, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 24, 2024, regarding the beneficial ownership of our common stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Assure Holdings Corp, 7887 E. Belleview Ave., Suite 240 Denver, Colorado. As of April 24, 2024, there were 9,000,000 shares of our common stock outstanding.

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

Name and Address of	Amount and nature of
Beneficial Owner	beneficial ownership	Percent of Class
John Farlinger (1)	50,476	*	%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
Christopher Rumana (2)	95,626	*	%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
Steven Summer (3)	96,126	*	%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
John Flood (4)	96,345	*	%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
Paul Webster (5)	1,614	*	%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
Directors and Executive Officers as a Group (5 persons)	340,187	3.8%

Brad Hemingson	660,000	7.3%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.
Robert Koppel	459,371	5.1%
c/o Assure Holdings Corp,7887 East Belleview Avenue, Denver, Colorado.

●	Less than 1%.

(1)	Mr. Farlinger is CEO and Executive Chairman of Assure. Consists of 44,376 shares of common stock and 6,100 shares of common stock acquirable upon exercise of stock options (4,500 shares) and warrants (1,600 shares) within 60 days of April 24, 2024. Of the shares of common stock beneficially owned by Mr. Farlinger, 3,000 shares were issued under a restricted stock grant agreement, subject to forfeiture, such shares are fully vested. Includes options exercisable to purchases: 4,500 shares of the Company at an exercise price of $106.00 which expire on February 1, 2026.
(2)	Mr. Rumana is a director of Assure. Consists of 94,235 shares of common stock and 1,391 shares of common stock acquirable upon exercise of stock options (1,000 shares) and warrants (391) within 60 days of April 24, 2024. Includes options to purchase 1,000 common shares of the Company at an exercise price of $106.00 which expire on January 27, 2026, pursuant to options awarded to Dr. Rumana on January 29, 2021. As of April 24, 2024, 867 of the options granted on January 29, 2021 have vested with the balance of options vesting on February 1, 2024 and August 1.
(3)	Mr. Summer is a director of Assure. Consists of 93,235 shares of common stock and 2,891 shares of common stock acquirable upon exercise of stock options (2,500 shares) and warrants (391) within 60 days of April 24, 2024. Includes options to purchase (a) 1,500 common shares of the Company at an exercise price of Cdn$171.00 which expire on October 4, 2024, pursuant to options awarded to Mr. Summer on October 4, 2019 and (b) 1,000 common shares of the Company at an exercise price of $112.00 which expire on January 27, 2026, pursuant to options awarded to Mr. Summer on January 29, 2021. As of April 24, 2024, all of the 1,500 options granted on October 4, 2019 have vested and 867 of the options granted on January 29, 2021 have vested with the balance of options vesting on February 1, 2024.
(4)	Mr. Flood is a director of Assure. Consists of 94,845 shares of common stock held directly and 1,500 shares of common stock acquirable upon exercise of stock options within 60 days of April 24, 2024. Includes options to purchase 1,500 common shares of the Company at an exercise price of $112.00 which expire on April 15, 2026, pursuant to options awarded to Mr. Flood on April 15, 2021. As of April 24, 2024, all of the 1,500 options granted on April 15, 2021, have vested.

(5)	Mr. Webster was appointed interim CFO on November 21, 2023. Consists of 1,614 shares of common stock acquirable upon exercise of stock options 60 days from April 24, 2024. Includes options exercisable to purchase (a) 750 common shares of the Company at an exercise price of $106.00 which expire on January 27, 2026, pursuant to options awarded to Mr. Webster on January 29, 2021, (b) 500 shares of the Company at an exercise price of $153.00 which expire on October 1, 2026 pursuant to options award to Mr. Webster on October 1, 2021 and (c) 500 common shares of the Company at an exercise price of $128 which expire on October 4, 2024, pursuant to options awarded to Mr. Webster on October 4, 2021.
(6)	…

Equity Compensation Plan Information

The following table sets out those securities of the Company which have been authorized for issuance under our equity compensation plan, as of December 31, 2023. On March 4, 2023, the Company effected a reverse stock split on a twenty (20) to one (1) share basis. All information regarding stock options and warrants have been updated to reflect the reverse stock split unless provided otherwise.

	Number of securities to be		Number of securities remaining
	issued upon exercise of	Weighted-average	available for future issuance
	outstanding options and	exercise price of	under equity compensation plans
	rights	outstanding options and	(excluding securities reflected in
Plan category	(a)	rights (b)	column (a)) (c)
Equity compensation plans approved by security holders	36,425	$93.55	88,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	36,425	$93.55	88,500

As of December 31, 2023, there was 24,925 stock options outstanding under the Amended Stock Option Plan.  No additional stock options will be issued under the Amended Stock Option Plan.  As of December 31, 2023, there was 11,500 stock options outstanding and an aggregate of 88,500 shares of common stock were available for issuance under the 2021 Stock Option Plan.  As of December 31, 2023, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Except as set forth below, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of the year ended December 31, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120 thousand or one percent of the average of our total assets at year-end for the years ended December 31, 2023 and 2022.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2023 and 2022 services listed below were pre-approved.

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

On April 14, 2023, the Company’s former independent accountant, Baker Tilly US, LLP (“Baker Tilly”), informed the Company and the Audit Committee that Baker Tilly would not stand for re-election as the Company’s certifying accountant for the fiscal year ended December 31, 2023. Baker Tilly remained engaged to complete the review of the Company’s unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2023 and June 30, 2023, and such engagement ended on August 29, 2023. On August 30, 2023, Withum Smith+Brown, PC (“Withum”) was

appointed as the new independent registered public accounting firm the Company. The decision to appoint Withum was approved by the audit committee of the Company’s board of directors.

The following fees were billed to us by our current independent registered public accounting firm, Withum Smith+Brown, PC for the year ended December 31, 2023.

Description
Audit fees	$345,280
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$345,280

The following fees were billed to us by our former independent registered public accounting firm, Baker Tilly US, LLP.

	For the years ended December 31,
Description	2023	2022
Audit fees	$78,300	$297,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	15,000
Total	$78,300	$312,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report or incorporated by reference:

(1)	The consolidated financial statements are presented in “Item 8. Financial Statements and Supplementary Data.”
(2)	Financial Statement Schedules (omitted because they are either not required, not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).
(3)	Reference is made to the Exhibit Index that follows the signature pages on this report.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 12, 2024)
3.1	Amended Articles of Incorporation of Assure Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on February 11, 2021)
3.2+	Amended and Restated Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 9, 2024)
4.1+	Description of Securities

Exhibit Number	Description
10.1	Form of Stock Grant Agreement dated December 29, 2020 (incorporated by referenced to Exhibit 10.9 to the Company’s Form S-1 filed with the SEC on December 30, 2020)
10.2

Registration Rights Agreement among Assure Holdings Corp. and investors dated December 1, 2020 (incorporated by referenced to Exhibit 10.15 to the Company’s Form S-1 filed with the SEC on December 30, 2020)

10.3*+	Amended 2020 Stock Option Plan
10.4*+	2020 Amended Equity Incentive Plan
10.5	Asset Purchase Agreement dated April 30, 2021 (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 6, 2021)
10.6	Commitment Letter dated March 8, 2021 (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.7	Debenture dated June 9, 2021 (incorporated by referenced to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.8	Guarantee dated June 9, 2021 (incorporated by referenced to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.9	Security Agreement dated June 9, 2021 (incorporated by referenced to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.10	Contract Assignment dated June 9, 2021 (incorporated by referenced to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.11	Form of Warrant dated June 9, 2021 (incorporated by referenced to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 16, 2021)
10.12

Registration Rights Agreement among Assure Holdings Corp. and Selling Stockholders dated November 15, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on November 19, 2021)

10.13*

Amending Agreement to the Company’s Commitment Letter with Centurion Financial Trust dated November 23, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 1, 2021)

10.14*

Asset Purchase Agreement among Assure Holdings Corp., NervePro LLC, Neuroprotect Neuromonitoring, LLC, Neurotech Neuromonitoring, LLC, and Nervefocus, LLC dated December 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 6, 2023)

10.15

Registration Rights Agreement among Assure Holdings Corp., NervePro LLC, Neuroprotect Neuromonitoring, LLC, Neurotech Neuromonitoring, LLC, and Nervefocus, LLC dated December 30, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 6, 2023)

10.16	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.31 the Company’s Registration Statement on Form S-1/A filed with the SEC on May 2, 2023)
10.17

Asset Purchase Agreement among Assure Networks Texas Holdings II, LLC, Innovation Neuromonitoring LLC and each of Anthony Casarez and Jason Ehrhardt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 8, 2023)

10.18

Nominee Agreement dated August 2, 2023, by and between Assure Networks Texas Holdings II, LLC and Innovation Neuromonitoring LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 8, 2023)

21.1+	Subsidiaries of the Company
23.1+	Consent of Registered Accounting Firm, Baker Tilly, LLP, Firm PCAOB ID 23
23.2+	Consent of Registered Accounting Firm, Withum Smith+Brown, PC, Firm PCAOB ID 100
24.1+	Power of Attorney (included on signature page)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32++	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97+	Assure Holdings Corp. Incentive Compensation Recovery Plan
101.INS+	Inline XBRL Instance Document

Exhibit Number	Description
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	Cover page Interactive Data File (formatted in Inline XBRL (contained in Exhibit 101)

+ Filed herewith.

++ Furnished herewith.

*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By:	/s/ Paul Webster
	John Farlinger, Executive Chairman and Chief Executive Officer		Paul Webster, Interim Chief Financial Officer (Principal Financial Officer)
(Principal Executive Officer)

	Date: April 26, 2024		Date: April 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Rumana
Christopher Rumana, Director
Date: April 26, 2024

By:	/s/Steven Summer
Steven Summer, Director
Date: April 26, 2024

By:	/s/John Flood
John Flood, Director
Date: April 26, 2024

By:	/s/ John Farlinger
John Farlinger, Executive Chairperson and Chief Executive Officer (Principal Executive Officer)
Date: April 26, 2024

By:	/s/ Paul Webster
Paul Webster, Interim Chief Financial Officer (Principal Financial/Accounting Officer)
Date: April 26, 2024