Form 10-Q
period 2024-03-31
Assure Holdings Corp.
filed 2024-06-07
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

The number of the registrant’s shares of common stock outstanding as of June 4, 2024 was 9,000,000.

ASSURE HOLDINGS CORP.

FORM 10Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$376	$123
Accounts receivable, net	2,065	3,601
Other current assets	1,287	562
Assets held for sale	—	2,437
Total current assets	3,728	6,723
Equity method investments	175	175
Operating lease right of use asset, net	537	616
Total assets	$4,440	$7,514
LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$7,788	$7,411
Current portion of debt	13,426	13,679
Current portion of lease liability	388	621
Current portion of acquisition liability	403	454
Short-term promissory notes (Note 6)	692	—
Other current liabilities	54	53
Total current liabilities	22,751	22,218
Lease liability, net of current portion	235	505
Acquisition liability, net of current portion	64	126
Total liabilities	23,050	22,849
Commitments and contingencies (Note 9)
SHAREHOLDERS’ DEFICIT
Common stock: $0.001 par value; 9,000,000 shares authorized; 8,326,589 and 6,720,460 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively	8	7
Additional paid-in capital	55,799	55,292
Accumulated deficit	(74,417)	(70,634)
Total shareholders’ deficit	(18,610)	(15,335)
Total liabilities and shareholders’ deficit	$4,440	$7,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$9	$115
Cost of revenues	475	679
Gross margin	(466)	(564)
Operating expenses (income)
General and administrative	3,911	3,211
Depreciation and amortization	—	2
Gain on settlement of accounts payable	(181)	—
Total operating expenses	3,730	3,213
Loss from operations	(4,196)	(3,777)
Other income (expenses)
Income from equity method investments	—	25
Interest expense	(527)	(501)
Other income (expense), net	156	58
Accretion expense (Note 6)	(102)	(170)
Total other income (expense), net	(473)	(588)
Loss from continuing operations before income taxes	(4,669)	(4,365)
Income tax benefit on continuing operations	—	796
Loss from continuing operations	(4,669)	(3,569)
Income from discontinued operations, net of tax	908	425
Net loss	$(3,761)	$(3,144)
Loss per share
Loss from continuing operations, basic and diluted	$(0.67)	$(3.38)
Income from discontinued operations, basic and diluted	$0.13	$0.40
Loss per share, basic and diluted	$(0.54)	$(2.98)
Weighted average number of shares used in per share calculation – basic	6,999,879	1,054,933
Weighted average number of shares used in per share calculation – diluted	6,999,879	1,054,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,761)	$(3,144)
Adjustments to reconcile net loss to net cash used in operating activities
Income from equity method investments	—	(25)
Stock-based compensation	174	(10)
Depreciation and amortization	—	2
Amortization of debt issuance costs	40	39
Accretion expense	102	170
Gain on sale of assets	(666)	—
Gain on settlement of account payable	(181)	—
Right of use assets	95	55
Deferred income taxes, net	—	(796)
Change in operating assets and liabilities
Accounts receivable	1,536	2,256
Accounts payable and accrued liabilities	476	697
Due from MSAs	—	234
Lease liability	(17)	—
Short-term promissory notes	692	—
Other assets and liabilities	46	(157)
Operating cash flows from discontinued operations	—	182
Net cash used in operating activities	(1,464)	(497)
Cash flows from investing activities
Proceeds from sale of assets	2,320	—
Distributions received from equity method investments	—	37
Net cash provided by investing activities	2,320	37
Cash flows from financing activities
Proceeds from share issuance, net of share issuance costs	—	300
Repayment of debt	(82)	—
Finance lease principal payments	(408)	(163)
Payment of acquisition liability	(113)	(77)
Net cash provided by financing activities	(603)	60
Decrease in cash	253	(400)
Cash at beginning of year	123	905
Cash at end of year	$376	$505
Supplemental cash flow information
Interest paid	$668	$550
Income taxes paid	$—	$—
Supplemental non-cash flow information
Convertible debt converted to common shares	$334	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity (deficit)
Balances, December 31, 2022	1,051,098	$1	$50,020	$(44,556)	$5,465
Share issuance, net	50,000	—	300	—	300
Stock-based compensation	—	—	(10)	—	(10)
Net loss	—	—	—	(3,144)	(3,144)
Balances, March 31, 2023	1,101,098	$1	$50,310	$(47,700)	$2,611

Balances, December 31, 2023	6,720,460	$7	$55,292	$(70,634)	$(15,335)
Adoption of new accounting principle	—	—	—	(22)	(22)
Stock-based compensation	268,758	—	174	—	174
Convertible debt converted into shares	1,337,371	1	333	—	334
Net loss	—	—	—	(3,761)	(3,761)
Balances, March 31, 2024	8,326,589	$8	$55,799	$(74,417)	$(18,610)

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Neuromonitoring was formed on August 25, 2015, in Colorado and currently has multiple wholly-owned subsidiaries. The Company’s services are sold in the United States.

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

Strategic Shift in Business Strategy

During September 2023, the Company’s Board of Directors initiated a process to explore strategic alternatives for the business. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and evaluated a broad range of options to maximize shareholder value.  As part of this review process, Assure’s board agreed to conduct an auction process for the sale of its clinical operations and evaluate merger candidates.  During February 2024, Assure entered a Definitive Agreement and Plan of Merger with Danam Health, Inc. (“Danam”).  Danam delivers unique solutions for pharmacies, providers, pharmaceutical manufacturers, and payors focused on improving the lives of patients. During March 2024, Assure closed the disposal transaction resulting in the sale of most of the Company’s clinical operations, equipment, and contracts.  As of the filing date of this Quarterly Report on Form 10Q, Assure is providing IONM services in limited markets, primarily Arizona and Montana.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

As a result of the corporate actions described above, the Company’s technical and professional services meet the criteria to be considered “held for sale” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly. the assets associated with these services are classified and reflected on our consolidated balance sheets as “held for sale” as of December 31, 2023, and their results of operations are classified as “discontinued operations” in the consolidated statements of operations for the three months ended March 31, 2024 and 2023. Certain financial disclosures including major components of the assets and results of operations

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

related to discontinued operations are provided in Note 3. Our continuing operations consists of our billing and collections services and costs to maintain our public company listing and are presented as such for all periods presented herein and until such time a strategic transaction is completed.

2.BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements were prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiaries, as well as an entity in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements are presented in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2023, have been derived from the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 26, 2024 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Form 10-K. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or any future period and the Company makes no representations related thereto.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Accounting Policies

There have been no changes, except as noted below, to the Company’s significant accounting policies or recent accounting pronouncements during the three months ended March 31, 2024, as compared to the significant accounting policies disclosed in the 10-K for the year ended December 31, 2023, as filed on April 26, 2024.

Accounting Policies Recently Adopted

In August 2020, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models such that the embedded conversion features are no longer separated from the host contract. The convertible debt instrument will be accounted for as a single liability measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within the year. The adoption of this standard on January 1, 2024, utilizing the modified retrospective method, resulted in a $22 thousand charge to retained earnings.

Recent Accounting Pronouncements Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires significant segment expenses and other segment related items to be disclosed on an interim and annual basis. The new disclosure requirements are also applicable to companies with a single reportable segment. This guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its consolidated financial statements.

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

Reclassifications

Certain amounts for the three months ended March 31, 2023 have been reclassified to conform to the 2024 presentation as it relates to assets held for sale and discontinued operations. Total assets, liabilities, equity, and net loss did not change for the prior periods due to the reclassifications.

Credit Risk

Credit risk arises from cash and cash equivalents and trade and other receivables.  The exposure to credit risk was as follows (in thousands):

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	March 31,	December 31,
	2023	2023

Cash	$376	$123
Accounts receivable, net	2,065	3,601
Total	$2,441	$3,724

Cash

Cash is held in financial institutions with good standing, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Accounts receivable

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

3. DISCONTINUED OPERATIONS

During September 2023, the Company’s Board of Directors initiated a process to explore strategic alternatives for the business. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and evaluated a broad range of options to maximize shareholder value.  As part of this review process, Assure’s board agreed to conduct an auction process for the sale of its clinical operations.  As of the filing date of this Quarterly Report on Form 10Q, Assure is providing IONM services in limited markets, primarily Arizona and Montana.

On March 26, 2024, the Company closed the sale with MPOWER Health of certain assets of its IONM business for up to $4.5 million, of which $2.3 million was paid in cash at the initial closing and up to an additional $2.2 million to be paid in relation to a potential earnout payment tied to case volume from the acquired assets during the 12-month period following the initial closing. The asset sale includes most of the Company’s healthcare facility contracts and clinical equipment, and a majority of the Company’s clinical employees. The Company retained certain of its assets, including but not limited to, its accounts receivable, certain clinical employees, its employees in the revenue cycle management team and management and office personnel.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As a result of the corporate actions described above, the Company’s technical and professional services meet the criteria to be considered “held for sale”. Accordingly. the assets associated with these services are classified and reflected on our consolidated balance sheets as “held for sale” as of December 31, 2023, and their results of operations are classified as “discontinued operations” in the consolidated statements of operations for the three months ended March 31, 2024 and 2023. Since the sale of clinical assets closed on March 26, 2024, the assets held for sale balance was zero.

The following table presents the major classes of assets of the discontinued operations as of December 31, 2023 (stated in thousands):

December 31,
2023
Fixed assets	$311
Finance lease right of use asset, net	118
Intangibles, net	98
Goodwill	1,910
Total assets	$2,437

The following table summarizes the results of operations of the discontinued operations (stated in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Technical services	$1,318	$1,234
Professional services	1,320	1,874
Other	29	329
Revenue, net	2,667	3,437
Cost of revenues, excluding depreciation and amortization	2,363	2,694
Gross margin	304	743
Operating expenses
Sales and marketing	54	128
Depreciation and amortization	—	182
Total operating expenses	54	310
Income from discontinued operations	250	433
Other income (expense)
Gain on sale of assets	666	—
Interest expense	(8)	(8)
Total other income (expense)	658	(8)
Income from discontinued operations	908	425
Income tax expense	—	—
Net income from discontinued operations	$908	$425

4. REVENUE

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company does not have any contract assets or contract liabilities as of or during the three months ended March 31, 2024 or 2023 or as of December 31, 2023.

The Company’s revenue is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Managed service agreements and other	$9	$115

Accounts Receivable

A summary of the accounts receivable, net, by revenue stream is as follows (in thousands):

	March 31,	December 31,
	2024	2023
Technical service	$752	$1,308
Professional service	1,191	2,293
Other	122	—
Total receivables, net	$2,065	$3,601

The concentration of accounts receivable, net, by payor as a percentage of total accounts receivable is as follows:

	As of March 31,	As of December 31,
	2024	2023
Commercial insurance	68%	82%
Facility billing	26%	18%
Other	6%	—%
Total	100%	100%

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

During April 2023, the Company entered into a lease for corporate offices space which expires May 2025.   The incremental borrowing rate for this lease was 7%

Finance leases

The Company historically leased medical equipment under various financing leases with stated interest rates ranging from 5.2% — 13.4% per annum which expire at various dates through 2026. Finance lease assets are included in assets held for sale as of December 31, 2023. On March 26, 2024, in relation to the sale of certain clinical assets, the Company paid the remaining principal amount due on its outstanding finance leases.  As a result, there are no assets remaining under finance leases nor outstanding amounts due.

The condensed consolidated balance sheets include the following amounts for right-of-use (“ROU”) assets as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Operating	$537	$616

The following are the components of lease cost for operating and finance leases (in thousands). Finance lease costs are included in loss from discontinued operations in the consolidated statements of operations for the periods presented.

	Three Months Ended March 31,
	2024	2023
Lease cost:
Operating leases:
Amortization of ROU assets	$95	$77
Interest on lease liabilities	17	19
Total operating lease cost, included in general and administrative expenses	112	96
Finance leases:
Amortization of ROU assets	—	77
Interest on lease liabilities	8	14
Total finance lease cost, included in discontinued operations	8	91
Total lease cost	$120	$187

During the three months ended March 31, 2024, the Company incurred operating and finance lease principal payments of $90 thousand and $408 thousand, respectively, and $65 thousand and $163 thousand related to operating and finance lease principal payments, respectively, during the three months ended March 31, 2023.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	March 31, 2024	March 31, 2023
Weighted average remaining lease term (years):
Operating leases	1.0	2.5
Finance leases	—	1.9
Weighted average discount rate (%):
Operating leases	9.9	5.6
Finance leases	—	9.2

Future minimum lease payments and related lease liabilities as of March 31,2024, were as follows (in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder of 2024	$323	$—	$323
2025	352	—	352
Total lease payments	675	—	675
Less: imputed interest	52	—	52
Present value of lease liabilities	623	—	623
Less: current portion of lease liabilities	388	—	388
Noncurrent lease liabilities	$235	$—	$235

Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

6. DEBT

The Company’s debt obligations are summarized as follows:

	March 31,	December 31,
	2024	2023
Face value of convertible debt	$3,450	$3,450
Less: principal converted to common shares	(394)	(60)
Less: deemed fair value ascribed to conversion feature and warrants	(859)	(1,523)
Plus: accretion of implied interest	851	1,467
Total convertible debt	3,048	3,334

Face value of Centurion debt	10,918	11,000
Less: deemed fair value ascribed to warrants	(1,204)	(1,204)
Plus: accretion of implied interest	851	776
Less: unamortized debt issuance costs	(187)	(227)
Total Centurion debt	10,378	10,345
Total debt	13,426	13,679
Less: current portion of debt	(13,426)	(13,679)
Long-term debt	$—	$—

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As discussed in Note 2, the Company adopted ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models such that the embedded conversion features are no longer separated from the host contract. The convertible debt instrument will be accounted for as a single liability measured at amortized cost. ASU 2020-06 only applies to the Company’s beneficial conversion feature associated with the convertible debt.  As of January 1, 2024, the remaining value of the beneficial conversion feature was recorded to retained earnings and the Company no longer incurs accretion expense.

The following table depicts accretion expense and interest expense (excluding debt issuance cost amortization) related to the Company’s debt obligations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Accretion expense
Convertible debt	$27	$95
Centurion debt	75	75
	$102	$170

Debt issuance cost amortization
Centurion debt	$40	$39

Interest paid
Convertible debt	$—	$174
Centurion debt	668	376
	$668	$550

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2024, future minimum principal payments are summarized as follows (in thousands):

	Convertible
	Debt	Debenture
Principal due in 2024	$3,056	$10,918
Less: fair value ascribed to conversion feature and warrants	(859)	(1,204)
Plus: accretion and implied interest	851	851
Less: debt issuance costs	—	(187)
	$3,048	$10,378

The Centurion debt is contractually due during 2025 but has been classified as current liability for accounting purposes as the Company is not compliant with the Centurion debt covenants as of March 31, 2024.

Convertible Debt

The majority of the convertible debt matured during the period of December 2023 through March 2024. The Company has not paid the contractual amounts due per the terms of the convertible debt agreements.  As such, the convertible debt is payable on demand.  However, the Company anticipates offering Assure common shares as settlement of the remaining principal and accrued interest.   There is no guarantee the Company will be able to settle the amounts outstanding under the Convertible Debenture with common shares of the Company.

During March 2024, the Company entered into exchange agreements with certain Convertible Debenture holders, whereby the Company issued 1,337,371 common shares to settle $334 thousand of principal and interest owed.

Centurion Debt

In June 2021, Assure issued a debenture to Centurion Financial Trust (“Centurion”) with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  Additionally, the Company issued 13,750 warrants with an exercise price of $1.20 which expire on June 14, 2025. During November 2021, the Company and Centurion entered into an amendment to allow the Senior Short Term Acquisition Line to be utilized for organic growth and general working capital purposes. Under the terms and conditions of the debt arrangement, Centurion modified their debt covenant calculations to allow bad debt expense to be excluded.

The Credit Facility matures in June 2025 and bears interest at the rate of the greater of 9.50% or the Royal Bank of Canada Prime Rate plus 7.05% per annum.

During April 2024, the Company entered into an exchange agreement with Centurion whereby the Company issued 236,164 common shares to settle $141 thousand of outstanding amounts owed under the Debenture agreement.

Short-Term Promissory Notes

During January 2024, the Company entered into short-term promissory notes to settle threatened legal action for a total of $692 thousand. The short-term promissory notes mature January 25, 2025 and incur interest at a rate of 6% per annum.   During April 2024, the Company paid $173 thousand to the short-term promissory note holders in accordance with the terms of the short-term promissory notes.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. SHAREHOLDERS’ DEFICIT

Common stock

Common stock: 9,000,000 authorized; $0.001 par value. As of March 31, 2024, and December 31, 2023, there were 8,326,589 and 6,720,460 shares of common stock issued and outstanding, respectively.

On May 14, 2024, the Company reconvened its previously adjourned special meeting of stockholders for which a total of 5,427,462 shares of common stock were present and approved a proposal to increase the authorized shares to 250,000,000.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On May 16, 2024, the Company received a written notice from the Panel that it has granted the Company an extension to regain compliance with the continued listing requirements for The Nasdaq Capital Market (the “Panel Decision”). The Hearings Panel granted the Company an extension until July 22, 2024, by which date the Company will be required to demonstrate compliance with all applicable initial listing requirements for the Nasdaq Capital Market in relation to its completion of its previously announced transaction with Danam.

There can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a Panel will not stay the suspension of the Company’s securities prior to July 22, 2024 for failure of the Company to comply with its plan as presented to the Panel or for other subsequent deficiencies in meeting the listing requirements of the Nasdaq Capital Market.

If Nasdaq delists the Company’s common stock from trading on its exchange and the Company is not able to list securities on another national securities exchange, management expect its securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that the common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Share Issuance

During March 2024, the Company issued 268,758 common shares to the members of the Board of Directors for compensation amounts owed from April 1,2023 through March 31, 2024.

During March 2024, the Company entered into exchange agreements with certain Convertible Debenture holders, whereby the Company agreed to issue 1,337,371 common shares to settle $334 thousand of principal and interest owed (Note 6).

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

As of March 31, 2024, there was 19,555 stock options outstanding under the Amended Stock Option Plan.  No additional stock options will be issued under the Amended Stock Option Plan.  As of March 31, 2024, there was 1,500 stock options outstanding and an aggregate of 98,500 shares of common stock were available for issuance under the 2021 Stock Option Plan. As of March 31, 2024, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the 2021 Stock Option Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2022	49,040	$129.60	2.8
Options granted	10,000	$0.86
Options canceled	(22,615)	$130.82
Balance at December 31, 2023	36,425	$93.55	3.5
Options expired	(5,370)	$156.00
Options canceled	(10,000)	$0.86
Balance at March 31, 2024	21,055	$121.65	2.0	$—
Vested and exercisable at March 31, 2024	20,265	$121.81	1.9	$—

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at March 31, 2024:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
2,475	0.5	$128.00	2,475	$128.00
9,830	1.8	$106.00	9,830	$106.00
1,500	2.0	$112.00	1,300	$112.00
5,750	2.5	$153.00	5,560	$153.00
1,500	2.9	$103.20	1,100	$103.20
21,055	2.0	$121.65	20,265	$121.81

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

The Company did not grant any stock options during the three months ended March 31, 2024 or 2023.

Stock-based compensation (benefit) expense for the three months ended March 31, 2024 and 2023 was $174 thousand and $(10) thousand, respectively. The stock-based compensation benefit for the three months ended March 31, 2023, was related to stock option forfeitures and cancellations. As of March 31, 2024, there was approximately $254 thousand of total unrecognized compensation cost related to 790 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 2.5 years.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

As of March 31, 2024 and December 31, 2023, there were 194,974 warrants outstanding.

The following table summarizes warrants outstanding by transaction type:

Number of Warrants outstanding
Convertible debt, warrants issued	8,645
Debenture, warrants issued	13,750
Other warrants issued	9,000
December 2020 equity financing warrants issued	163,579
Total warrant outstanding	194,974

8. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss from continuing operations	$(4,669)	$(3,569)
Income from discontinued operations	908	425
Net loss	$(3,761)	$(3,144)

Loss from continuing operations, basic and diluted	$(0.67)	$(3.38)
Income from discontinued operations, basic and diluted	0.13	0.40
Loss per share, basic and diluted	$(0.54)	$(2.98)

Basic weighted average common stock outstanding	6,999,879	1,054,933
Dilutive weighted average common stock outstanding	6,999,879	1,054,933

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income loss per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include incremental common shares issuable upon the exercise of stock options, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period.

Stock options to purchase 21,055 and 44,900 shares of common stock and warrants to purchase 194,974 and 196,170 shares of common stock were outstanding at March 31, 2024 and 2023, respectively, that were not included in the computation of diluted weighted average common stock outstanding because their effect would have been anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

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

In April 2022, the U.S. Department of Justice (“DOJ)” issued Civil Investigative Demands which seek information with respect to a civil investigation under the Anti-kickback Statute and the False Claims Act.  The Company voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions.  While the Company’s policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company utilized at that time submitted some claims to Medicare Advantage plans administered by commercial insurance companies.  The Company has worked diligently to ensure that payments from Medicare Advantage plans have been returned to the commercial insurance companies and believes it has returned substantially all such payments that it has discovered, totaling approximately $450 thousand.

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

10. SUBSEQUENT EVENT

Issuance of Common Shares In Lieu

During April 2024, the Company entered into an exchange agreement with Centurion whereby the Company agreed to issue 236,164 common shares to settle $141 thousand of outstanding amounts owed under the Debenture agreement (Note 6).

Subscription Agreement with Innovation

On April 8, 2024, the Corporation entered into a subscription agreement with Innovation pursuant to which Innovation agreed to the cancellation of $270,000 of future installment payments under the Asset Purchase Agreement dated August 2, 2023 by and between the Corporation and Innovation as consideration for the subscription of 437,247 shares of common stock of the Corporation representing a deemed exchange price of $0.6175 per share.

Nasdaq

On May 16, 2024, the Company received a written notice from the Panel that it has granted the Company an extension to regain compliance with the continued listing requirements for The Nasdaq Capital Market (the “Panel Decision”). The Hearings Panel granted the Company an extension until July 22, 2024, by which date the Company will be required to demonstrate compliance with all applicable initial listing requirements for the Nasdaq Capital Market in relation to its completion of its previously announced transaction with Danam.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2023, found in the annual report on Form 10-K filed by Assure Holdings Corp. on April 26, 2024 (the “Form 10-K”)

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations and business prospects, are forward-looking statements  and may be identified by the use of words including, but not limited to the following; “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue,” or the negative thereof or other variations thereon or comparable terminology.

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

During September 2023, the Company’s Board of Directors initiated a process to explore strategic alternatives for the business. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and evaluated a broad range of options to maximize shareholder value.  As part of this review process, Assure’s board agreed to conduct an auction process for the sale of its clinical operations.  On March 26, 2024, Assure closed the sale transaction resulting in the sale of most of the Company’s clinical operations, equipment, and contracts.  As of the filing date of this Quarterly Report on Form 10-Q, Assure is providing IONM services in limited markets, primarily Arizona and Montana. During February 2024, Assure entered an Agreement and Plan of Merger (the “Merger Agreement”) with Danam Health, Inc. (“Danam”).  Danam delivers unique solutions for pharmacies, providers, pharmaceutical manufacturers, and payors focused on improving the lives of patients.

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

Additional Information and Where to Find It

This section of the Quarterly Report may be deemed to be solicitation material with respect to the proposed transactions between Assure and Danam Health Inc. In connection with the proposed transaction, Assure has filed relevant materials with the SEC, including a registration statement on Form S-4, filed with the SEC on May 3, 2024, that contains a prospectus and a proxy statement. Assure will mail the proxy statement/prospectus to the Assure and Danam stockholders, and the securities may not be sold or exchanged until the registration statement becomes effective.

Investors and securityholders of Assure and Danam are urged to read these materials when they become available because they will contain important information about Assure, Danam and the proposed transactions. This section of the Quarterly Report is not a substitute for the registration statement, definitive proxy statement/prospectus or any other documents that Assure may file with the SEC or send to securityholders in connection with the proposed transactions. Investors and securityholders may obtain free copies of the documents filed with the SEC, once available, on Assure’s website at www.assureneuromonitoring.com, on the SEC’s website at www.sec.gov or by directing a request to Assure at 7887 E. Belleview Ave., Suite 240, Denver, Colorado, USA 80111, Attention: John Farlinger, Chief Executive Officer; or by email at ir@assureiom.com.

Participants in the Solicitation

Each of Assure and Danam and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of Assure in connection with the proposed transaction. Information about the executive officers and directors of Assure are set forth in Assure’s Definitive Proxy Statement on Schedule 14A relating to the 2023 Annual Meeting of Stockholders of Assure, filed with the SEC on December 5, 2023 and in Assure’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 26, 2024. Other information regarding the interests of such individuals, who may be deemed to be participants in the solicitation of proxies for the stockholders of Assure are set forth in the proxy statement/prospectus, which is included in Assure’s registration statement on Form S-4 filed with the SEC on May 3, 2024. You may obtain free copies of these documents as described above.

The Company has financed its cash requirements primarily from revenues generated from its services, by utilizing debt facilities and from the sale of common stock.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%
Revenue	$9	$115	$(106)	(92)%
Cost of revenues	475	679	(204)	(30)%
Gross margin	(466)	(564)	98	(17)%
Operating expenses (income)
General and administrative	3,911	3,211	700	22%
Depreciation and amortization	—	2	(2)	(100)%
Gain on settlement of accounts payable	(181)	—	(181)	100%
Total operating expenses	3,730	3,213	517	16%
Loss from operations	(4,196)	(3,777)	(419)	(11)%
Other income (expenses)
Income from equity method investments	—	25	(25)	100%
Interest expense	(527)	(501)	(26)	5%
Other income, net	156	58	98	169%
Accretion expense	(102)	(170)	68	40%
Total other income (expense), net	(473)	(588)	115	(20)%
Loss from continuing operations before taxes	(4,669)	(4,365)	(304)	(7)%
Income tax benefit on continuing operations	—	796	(796)	(100)%
Loss from continuing operations	(4,669)	(3,569)	(1,100)	31%
Income from discontinued operations, net of tax	908	425	483	114%
Net loss	$(3,761)	$(3,144)	$(617)	(20)%
Loss per share
Loss from continuing operations, basic and diluted	$(0.67)	$(3.38)	$2.71	80%
Income from discontinued operations, basic and diluted	0.13	0.40	(0.27)	68%
Loss per share, basic and diluted	$(0.54)	$(2.98)	$2.44	82%
Weighted average number shares – basic	6,999,879	1,054,933	5,944,946	564%
Weighted average number shares – diluted	6,999,879	1,054,933	5,944,946	564%

Revenue

Total revenue for the three months ended March 31, 2024 and 2023, were $9 thousand and $115 thousand, respectively. Revenue is generated by our revenue cycle management team under legacy managed service agreements for billing and collecting for professional services provided by our business partners.  The decrease in revenue is attributable to the Company’s efforts to exit the managed service arrangements during 2023.

Cost of revenues

Cost of revenues for the three months ended March 31, 2024 and 2023, were $475 thousand and $679 thousand, respectively. Cost of revenues consist primarily of the cost of our internal billing and collection department and decreased slightly related to the decrease in headcount.

General and administrative

General and administrative expenses for the three months ended March 31, 2024 and 2023, were $3.9 million and $3.2 million, respectively. The overall increase is primarily related to an increase in legal fees associated with the sale of clinical assets, the proposed merger and settlement, partially offset by a decrease in employee compensation and benefits.

Gain on settlement of accounts payable

During the three months ended March 31 2024, the Company settled certain amounts of accounts payable for less than the original amounts owed which resulted in a gain of $181 thousand.  There were no such transactions during the three months ended March 31, 2023.

Interest expense

Interest expense was $527 thousand for the three months ended March 31, 2024, compared to $501 thousand for the three months ended March 31, 2023. The increase year-over-year is primarily due to higher outstanding debt balances. Specifically, interest expense was $76 thousand and $76 thousand for the three months ended March 31, 2024 and 2023 related to the convertible debt, respectively, and $409 thousand and $376 thousand for the three months ended March 31, 2024 and 2023, respectively, for the Centurion debt. The remaining amount of interest expense is associated with implied interest on the Company’s lease obligations.

Accretion expense

The Company recorded non-cash accretion expense of $102 thousand and $170 thousand for the three months ended March 31, 2024 and 2023, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $27 thousand and $95 thousand for three months ended March 31, 2024 and 2023, respectively related to the convertible debt and $75 thousand for each period related to the Centurion debt.

Income tax benefit

For the three months ended March 31, 2024, income tax benefit was $nil compared to $796 thousand for the three months ended March 31, 2023. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Discontinued operations

	Three Months Ended March 31,
	2024	2023
Revenue
Technical services	$1,318	$1,234
Professional services	1,320	1,874
Other	29	329
Revenue, net	2,667	3,437
Cost of revenues, excluding depreciation and amortization	2,363	2,694
Gross margin	304	743
Operating expenses
Sales and marketing	54	128
Depreciation and amortization	—	182
Total operating expenses	54	310
Income from discontinued operations	250	433
Other income (expense)
Gain on sale of assets	666	—
Interest expense	(8)	(8)
Total other income (expense)	658	(8)
Income from discontinued operations	908	425
Income tax expense	—	—
Net income from discontinued operations	$908	$425

Income from discontinued operations was $908 thousand for the three months ended March 31, 2024, compared to $425 thousand for the three months ended March 31, 2023.  The sale of assets resulted in a gain of $666 thousand for the three months ended March 31, 2024. Discontinued operations consist of the following activities:

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Funding Requirements

Our cash position as of March 31, 2024, was $376 thousand compared to the December 31, 2022 cash balance of $123 thousand. Working capital was negative $19.0 million as of March 31, 2024, compared to negative $15.5 million at December 31, 2023. Our working capital balance and our estimated cash flows from operations during 2024 will not support our operating activities and our obligations for the next 12 months. We intend to seek equity or debt financing and have implemented significant cost cutting measures to mitigate our going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing. We applied for a $3.2 million refund under the CARES Act Employee Retention Credit program, however there is no guarantee when, or if, these funds will be received during 2024. Furthermore, our independent registered public accountants have expressed that substantial doubt exists as to the Company’s ability to continue as a going concern.

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

On May 16, 2024, the Company received a written notice from the Panel that it has granted the Company an extension to regain compliance with the continued listing requirements for The Nasdaq Capital Market (the “Panel Decision”). The Hearings Panel granted the Company an extension until July 22, 2024, by which date the Company will be required to demonstrate compliance with all applicable initial listing requirements for the Nasdaq Capital Market in relation to its completion of its previously announced transaction with Danam.

There can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a Panel will not stay the suspension of the Company’s securities prior to July 22, 2024 for failure of the Company to comply with its plan as presented to the Panel or for other subsequent deficiencies in meeting the listing requirements of the Nasdaq Capital Market.

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

Cash flows from operating activities

For the three months ended March 31, 2024, we collected approximately $3.9 million of receivables compared to collecting approximately $4.5 million in the same prior year period. As of March 31, 2024, accounts receivable, which are recorded net of implicit price concessions, was $2.1 million compared to $3.6 million at December 31, 2023. The decrease in our accounts receivable balance during 2024 is primarily related to the increased velocity of cash receipts and implicit price concession charges.

Cash used in operating activities for the three months ended March 31, 2024, and 2023 was $1.5 million and $497 thousand, respectively. Cash was used to fund operations and to fund operations.

Cash flows from investing activities

Cash provided by investing activities of $2.3 million for the three months ended March 31, 2024, was related the proceeds from the sales of clinical assets. Cash provided by investing activities of $37 thousand for the three months ended March 31, 2023 was related the PE distributions of $37 thousand.

Cash flows from financing activities

Cash used in financing activities of $603 thousand for the three months ended March 31, 2024, resulted from debt repayment of $82 thousand, finance lease principal payments of $408 thousand and acquisition liability payments of $113 thousand. Cash provided by financing activities of $60 thousand for the three months ended March 31, 2023 resulted from $300 thousand associated with a private placement of 50,000 common shares at a price of $6.00 per common share, partially offset by finance lease principal payments of $163 thousand and acquisition liability payments of $77 thousand.

Off-Balance Sheet Arrangements

We have no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to revenue, accounts receivable, stock-based compensation, acquired intangible assets, goodwill, and income taxes, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation” and Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on April 26, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the months ended March 31, 2024, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

In response to the identified material weakness, during the fourth quarter of 2023 and through the first quarter of 2024, management has implemented a rigorous review process regarding the accounting for complex transactions and financial reporting.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting, except as noted above, during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, during the three months ended March 31, 2024, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

On May 16, 2024, the Company received a written notice from the Panel that it has granted the Company an extension to regain compliance with the continued listing requirements for The Nasdaq Capital Market (the “Panel Decision”). The Hearings Panel granted the Company an extension until July 22, 2024, by which date the Company will be required to demonstrate compliance with all applicable initial listing requirements for the Nasdaq Capital Market in relation to its completion of its previously announced transaction with Danam.

There can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a Panel will not stay the suspension of the Company’s securities prior to July 22, 2024, for failure of the Company to comply with its plan as presented to the Panel or for other subsequent deficiencies in meeting the listing requirements of the Nasdaq Capital Market.

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

.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(b) and 2(c) are not applicable.

Item 2(a) – Stock Issuances - All issuances of equity securities on an unregistered basis during the quarter ended March 31, 2024, were previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated February 12, 2024 by and among Assure, Assure Merger Corp. and Danam (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 12, 2024)

2.2	Partial Waiver and Amendment Agreement dated April 8, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 12, 2024)
3.1	Amended Articles of Incorporation
3.2	Amended and Restated Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s 8-K filed with the SEC on April 12, 2024)
4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on May 2, 2023)
4.2

Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 12, 2023)

10.1	Payment Accommodation Agreement with Centurion Financial Trust dated December 29, 2023
10.2	Settlement Agreement with the Department of Justice dated February 7, 2024
10.3	Asset Purchase Agreement dated March 11, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 15, 2024)
10.4	Form of Exchange Agreement dated March 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 19, 2024)
10.5	Amendment Number One to Asset Purchase Agreement dated March 26, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 1, 2024)
10.6	Nominee Agreement dated March 26, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 1, 2024)
10.7	Non-Competition Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 1, 2024)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ Paul Webster
	John Farlinger, Executive Chairman and Chief Executive Officer		Paul Webster, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

	Date: June 7, 2024		Date: June 7, 2024