Form 10-Q
period 2024-06-30
Assure Holdings Corp.
filed 2024-09-27
CIK 1798270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

The number of the registrant’s shares of common stock outstanding as of September 22, 2024, was 3,134,054.

ASSURE HOLDINGS CORP.

FORM 10Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$45	$123
Accounts receivable, net	3,301	3,601
Other current assets	521	562
Earnout from sale of assets	776	—
Assets held for sale	—	2,437
Total current assets	4,643	6,723
Equity method investments	175	175
Operating lease right of use asset, net	457	616
Total assets	$5,275	$7,514
LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$8,100	$7,411
Current portion of debt	13,551	13,679
Current portion of lease liability	398	621
Current portion of acquisition liability	153	454
Short-term promissory notes	1,519	—
Other current liabilities	64	53
Total current liabilities	23,785	22,218
Lease liability, net of current portion	135	505
Acquisition liability, net of current portion	—	126
Total liabilities	23,920	22,849
Commitments and contingencies (Note 9)
SHAREHOLDERS’ DEFICIT
Common stock: $0.001 par value; 13,888,888 and 500,000 shares authorized; 605,024 and 373,359 shares issued and outstanding, as of June 30, 2024, and December 31, 2023, respectively	1	—
Additional paid-in capital	55,599	55,299
Accumulated deficit	(74,245)	(70,634)
Total shareholders’ deficit	(18,645)	(15,335)
Total liabilities and shareholders’ deficit	$5,275	$7,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1	$67	$10	$182
Cost of revenue	229	697	704	1,376
Gross margin	(228)	(630)	(694)	(1,194)
Operating (income) expenses
General and administrative	1,160	3,208	5,071	6,422
Gain on settlement of accounts payable	—	—	(181)	—
Total operating expenses	1,160	3,208	4,890	6,422
Loss from operations	(1,388)	(3,838)	(5,584)	(7,616)
Other income (expenses)
Income from equity method investments	—	13	—	38
Income from ERTC (Employee Retention Tax Credit)	85	—	85	—
Failed merger fees	(2,000)	—	(2,000)	—
Interest expense	(591)	(491)	(1,118)	(992)
Other income, net	121	324	277	382
Accretion expense	(75)	(171)	(177)	(341)
Total other income (expense), net	(2,460)	(325)	(2,933)	(913)
Loss from continuing operations before income taxes	(3,848)	(4,163)	(8,517)	(8,529)
Income tax benefit (expense) on continuing operations	—	(9)	—	788
Loss from continuing operations	(3,848)	(4,172)	(8,517)	(7,741)
Income (loss) from discontinued operations, net of tax	3,593	(1,880)	4,501	(1,455)
Net income (loss)	$(255)	$(6,052)	$(4,016)	$(9,196)
Income (loss) per share
Loss from continuing operations, basic and diluted	$(7.68)	$(23.23)	$(19.13)	$(64.82)
Income (loss) from discontinued operations, basic and diluted	$7.18	$(10.47)	$10.11	$(12.18)
Income (loss) per share, basic and diluted	$(0.50)	$(33.70)	$(9.02)	$(77.00)
Weighted average number of shares used in per share calculation – basic	500,758	179,575	445,316	119,432
Weighted average number of shares used in per share calculation – diluted	500,758	179,575	445,316	119,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,016)	$(9,196)
Adjustments to reconcile net loss to net cash used in operating activities
Income from equity method investments	—	(38)
Stock-based compensation	(454)	56
Depreciation and amortization	—	—
Amortization of debt issuance costs	81	78
Accretion expense	177	341
Short term promissory notes issued	1,692	—
Gain on sale of assets	(666)	—
Gain on settlement of account payable	(181)	—
Right of use assets	159	191
Deferred income taxes, net	—	(198)
Change in operating assets and liabilities
Accounts receivable	300	6,055
Accounts payable and accrued liabilities	1,469	507
Lease liability	(185)	—
Other assets and liabilities	63	(694)
Operating cash flows from discontinued operations	—	182
Net cash used in operating activities	(1,561)	(2,716)
Cash flows from investing activities
Proceeds from sale of assets	2,320	—
Distributions received from equity method investments	—	37
Net cash provided by investing activities	2,320	37
Cash flows from financing activities
Proceeds from share issuance, net of share issuance costs	—	5,383
Repayment of debt	(82)	—
Repayment of short-term promissory notes	(173)	—
Finance lease principal payments	(408)	(358)
Payment of acquisition liability	(174)	(102)
Net cash (used in) provided by financing activities	(837)	4,923
Increase (decrease) in cash	(78)	2,244
Cash at beginning of period	123	905
Cash at end of period	$45	$3,149
Supplemental cash flow information
Interest paid	$668	$977
Income taxes paid	$—	$—
Supplemental non-cash investing and financing activities
Settlement of accounts payable and other liabilities for common shares	$706	$—
Debenture principal and interest exchanged for common shares	$141	$—
Convertible debt converted to common shares	$334	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

Changes in shareholders’ equity for the three months ended June 30, 2024, and 2023:

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity (deficit)
Balances, March 31, 2023	61,173	$—	$50,311	$(47,700)	$2,611
Share issuance, net	224,537	—	5,083	—	5,083
Stock-based compensation	14,893	—	66	—	66
Other	620	—	—	—	—
Net loss	—	—	—	(6,052)	(6,052)
Balances, June 30, 2023	301,223	$—	$55,460	$(53,752)	$1,708

Balances, March 31, 2024	462,588	$—	$55,380	$(73,990)	$(18,610)
Stock-based compensation	556	—	(628)	—	(628)
Debenture principal and interest settled in common shares	13,120	—	141	—	141
Accounts payable settled in common shares	104,468	1	436	—	437
Other liabilities settled in common shares	24,292	—	270	—	270
Net loss	—	—	—	(255)	(255)
Balances, June 30, 2024	605,024	$1	$55,599	$(74,245)	$(18,645)

Changes in shareholders’ equity for the six months ended June 30, 2024, and 2023:

			Additional		Total
	Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Capital	deficit	equity (deficit)
Balances, December 31, 2022	58,394	$—	$50,021	$(44,556)	$5,465
Share issuance, net	227,315	—	5,383	—	5,383
Stock-based compensation	14,893	—	56	—	56
Other	620	—	—	—	—
Net loss	—	—	—	(9,196)	(9,196)
Balances, June 30, 2023	301,223	$—	$55,460	$(53,752)	$1,708

Balances, December 31, 2023	373,359	$—	$55,299	$(70,634)	$(15,335)
Adoption of new accounting standard ASU 2006-20	—	—	(427)	405	(22)
Stock-based compensation	15,487	—	(454)	—	(454)
Convertible debt converted into common shares	74,298	—	334	—	334
Debenture principal and interest settled in common shares	13,120	—	141	—	141
Accounts payable settled in common shares	104,468	1	436	—	437
Other liabilities settled in common shares	24,292	—	270	—	270
Net loss	—	—	—	(4,016)	(4,016)
Balances, June 30, 2024	605,024	$1	$55,599	$(74,245)	$(18,645)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.NATURE OF OPERATIONS

Overview

Assure has been a provider of Intraoperative neuromonitoring (“IONM”). The Company delivered a turnkey suite of clinical and operational services to support surgeons and medical facilities during invasive surgical procedures. IONM has been well established as a standard of care and risk mitigation tool for various surgical verticals such as neurosurgery, spine, cardiovascular, orthopedic, ear, nose, and throat (“ENT”), and other surgical procures that place the nervous system at risk. Assure’s mission was to provide exceptional surgical care and help make invasive surgeries safer. Our strategy focused on utilizing best of class personnel and partners to deliver outcomes that are beneficial to all stakeholders including patients, surgeons, hospitals, insurers, and stockholders.

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

Historically, the foundation of Assure’s business has been providing the Technical Component of IONM via our INP staff. We employed highly trained INPs, which provided a direct point of contact in the operating room during the surgeries to relay critical information to the surgical team. In this one-to-one business model, Assure paired a team of INPs with third-party surgeons to promote a level of familiarity, comfort, and efficiency between the surgeon and the INP.  Our INPs monitored the surgical procedure using state of the art, commercially available, diagnostic medical equipment.  The success of our service depended upon the timely recognition and successful interpretation of the data signals by our INPs and remote supervisors to quickly determine if the patient was experiencing a deficiency and advised the surgeon to determine if surgical intervention is required to positively impact the patient and surgery.

During September 2023, the Company’s Board of Directors initiated a process to explore strategic alternatives for the business. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and evaluated a broad range of options to maximize shareholder value. As part of this review process, Assure’s board agreed to conduct an auction process for the sale of its clinical operations. On March 11, 2024, the Company, and its subsidiaries, Assure Neuromonitoring, LLC, Assure Networks, LLC, Assure Networks Texas Holdings, LLC and Assure Networks Texas Holdings II, LLC (collectively, the “Sellers’) entered into an asset purchase agreement (the “APA”) with National Neuromonitoring Services, LLC (“Purchaser”). Upon the terms and subject to the satisfaction of the conditions described in the APA, the Company and the Sellers sold to Purchaser certain assets of the Sellers and Purchaser assumed certain liabilities and obligations of the Sellers (the “Sale Transaction”). See Note 3 for a complete disclosure of the sale of assets and discontinued operations.  On March 26, 2024, Assure closed the sale transaction resulting in the disposal of most of the Company’s clinical operations, equipment, and contracts. As of the filing date of this Quarterly Report on Form 10-Q, Assure is providing IONM services in limited markets, primarily Arizona and Montana.

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assure Holdings, Inc.

Assure Holdings, Inc. is a direct subsidiary is Assure Holdings, Corp., is a Colorado corporation, formed under the laws of the State of Colorado on November 7, 2016. Assure Holdings, Inc. became a wholly owned subsidiary of Assure Holdings Corp. on May 15, 2017 when Assure Holdings Inc. and its stockholders and Montreux and its stockholders entered into a Share Exchange Agreement pursuant to which the stockholders of Assure Holdings, Inc. received shares of Montreux as consideration for their assignment of their shares in Assure Holdings, Inc. to Montreux in the “Qualifying Transaction” under the rules of the TSX Venture Exchange (“TSX-V”). One of the primary objectives of the Qualifying Transactions was to facilitate our going public and listing on the TSX-V.

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

Assure Neuromonitoring, LLC.

Assure Neuromonitoring, LLC exists for the purpose of facilitating the performance of the Technical Component of IONM support to surgeons and patients. This includes a Technical Component via our INP staff who utilize technical equipment and technical training to monitor EEG, EMG, and a number of complex modalities during surgical procedures to pre-emptively notify the underlying surgeon of any nerve related issues that are identified.

Assure Networks, LLC.

Assure Networks, LLC exists for the purpose of facilitating the performance of the Professional Component of IONM support to surgeons and patients. Assure Networks provides off-site tele-neurology services for IONM.  These services are provided by and through the Assure Networks, LLC’s subsidiaries, which own interest in entities that either (i) directly perform the Professional Component through third-party contracted neurologists or oversight reading physicians, or (ii) provide management services for entities owned by licensed physicians. These oversight services support the INP and strengthen our capacity to pre-emptively notify the underlying surgeon of any nerve related issues that are identified during a surgical procedure.

Current Strategy

As of June 30, 2024, the Company had sixteen active employees with operations limited to Montana and Arizona. The Company plans for the business to continue to operate in these markets while management continues to assess other strategic opportunities in the near term, which may include the acquisition of additional operational assets, acquiring new lines of business or engaging in other strategic transactions. As a result, the financial results of our past business operations may not be indicative of our financial results in the future.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Financial Reporting and Classification

As a result of the corporate actions previously described, the Company’s technical and professional services met the criteria to be considered “held for sale” as that term is defined in accounting principles generally accepted in the United States (“GAAP”). Accordingly, the assets associated with these services are classified and reflected in the condensed consolidated balance sheets as “held for sale” as of December 31, 2023, and their results of operations are classified as “discontinued operations” in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, and 2023. Certain financial disclosures including major components of the assets and results of operations related to discontinued operations are provided in Note 3. Our continuing operations consists of our billing and collections services and costs to maintain our public company listing and are presented as such for all periods presented herein and until such time a strategic transaction is completed.

Merger Agreement

On February 12, 2024, Assure entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danam and Assure Merger Corp., a newly formed wholly owned subsidiary of Assure (“Assure Merger”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the stockholders of Assure and Danam, Assure Merger would have merged with and into Danam (the “Merger”), with Danam surviving the Merger as a wholly-owned subsidiary of Assure. The Merger was intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

The parties were able to terminate the Merger Agreement upon mutual consent. Either party may have terminated the Merger Agreement (i) if any of the representations or warranties of the other party set forth in the Merger Agreement shall not be true and correct or if the other party failed to perform any covenant or agreement on the part of such party set forth in the Merger Agreement, (ii) the Merger was not consummated by the outside date (May 15, 2024), (iii) there was a governmental order prohibiting the Merger, and (iv) failure to obtain the stockholder vote. Danam was able to terminate the Merger Agreement if (i) the Board changes its recommendation to stockholders with respect to the Merger, (ii) the Board failed to reaffirm its recommendation to stockholders with respect to the Merger following a tender offer for Assure, (iii) the Board failed to reaffirm its recommendation to stockholders with respect to the merger following a publicly announced acquisition proposal for Assure, (iv) Assure breaches its non-solicitation provisions, or (v) the Board resolved to do any of the above. Assure was able to terminate the Merger Agreement for acceptance of a superior proposal.

In the event Danam or Assure terminated the Merger Agreement pursuant to certain of the sections set forth above, Assure was required to pay Danam a termination fee of $1,000,000, less any reimbursed expenses. Upon termination in other contexts in which a termination fee is not due, the breaching party would have owed the non-breaching party reimbursement of expenses up to $250,000.

On April 8, 2024, the Company entered into a partial waiver and amendment agreement (the “Waiver Agreement”) which waived and amended certain provisions of the Merger Agreement.

Pursuant to the terms and conditions of the Waiver Agreement, Danam partially waived its right to terminate the Merger Agreement pursuant to breaches of Section 6.8(a) and 6.20 of the Merger Agreement. The Waiver Agreement required the following:

a.	Assure obtain the Preliminary Shareholder Vote required by Section 6.20 of the Merger Agreement no later than April 30, 2024;
b.	Assure file the proxy statement and registration statement on Form S-4 required by the Section 6.8(a) Covenant no later than April 26th, 2024;
c.	Assure issues Danam a $1,000,000 convertible promissory note;
d.	Assure receive shareholder approval for the Merger five (5) Business Days prior to the Termination Date and effects the Reverse Split prior to the Termination Date;
e.	Assure was not in default under the Convertible Note; and
f.	Assure was not in breach of any other covenants set forth in the Merger Agreement, subject to any necessary notice requirements and cure period set forth therein.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Further the Waiver Agreement amended the Merger Agreement to change the definition of “Termination Date” to mean July 22, 2024.

In connection with the Waiver Agreement, on April 8, 2024, the Company issued a convertible note to Danam in principal amount of $1 million. The note accrues interest on the then outstanding principal balance at a rate equal to 10% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. The note has a maturity date of July 22, 2024. Upon the occurrence of certain events, the note is convertible into shares of common stock at the Nasdaq “Minimum Price” in accordance with Listing Rule 5635(d). The note will become immediately due and payable upon the occurrence of an event of default under the note, including but not limited to: a failure to pay, voluntary bankruptcy or insolvency of Assure, involuntary bankruptcy or insolvency proceedings of Assure, breach of the Merger Agreement or termination of the Merger Agreement.

On June 11, 2024, Assure delivered a letter to Danam pursuant to which Assure terminated the Merger Agreement with Danam and Assure Merger, pursuant to Section 8.1(b) thereof. According to the terms of the Merger Agreement, Danam may be entitled to a $1 million termination fee. Assure accrued the termination fee as of June 30, 2024, which is included as a component of the Accounts payable and accrued expenses balance in the accompanying condensed consolidated balance sheet. Additionally, the $1 million convertible note matured on July 22, 2024, and as of the date of this filing, is currently in default.  The note is included as a component of the short-term promissory notes balance in the accompanying condensed consolidated balance sheet as of June 30, 2024.

Pursuant to Section 8.1(b) of the Merger Agreement, Assure terminated the Merger Agreement based on Assure’s assertion of certain misrepresentations by Danam regarding its representations and warranties set form in Article 4 of the Merger Agreement, including but not limited to, its representations regarding its financial condition and ability to complete the Acquisition Transactions, and the Company’s assertion that Danam was failing to perform its covenants under the Merger Agreement, including but not limited to its covenant to meet the closing condition to complete the Acquisition Transactions prior to or concurrent with the closing of the Merger and such breaches could not be cured within the time periods set forth in Section 8.1(b) thereof.

As a result of the termination of the Merger Agreement, in addition to reserving its right to seek other remedies, pursuant to Section 8.3(c) of the Merger Agreement, Assure is seeking reimbursement for all of its fees, costs and expenses (including all fees and expenses of counsel, accountants, investment bankers, experts and consultants) in relation to the Merger Agreement and its performance thereunder.

As of June 30, 2024, the Company has recorded $1 million of termination fees in accrued expenses and $1 million convertible note in short-term promissory notes within the condensed consolidated balance sheet.

2.BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s financial statements were prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiaries, as well as an entity in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements are presented in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2023, have been derived from the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 26, 2024 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Form 10-K. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or any future period and the Company makes no representations related thereto.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of patient service fees, net, hospital, management and other revenue, the collectability of accounts receivable, the fair value measurements of goodwill and intangible assets, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of intangible assets and long-lived assets, fair value measurement of earnout from sale of assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, the valuation and recognition of stock-based compensation expense, among others. Actual results experienced by the Company may differ from management’s estimates. Revisions to accounting estimates are recognized in the period in which the estimate is revised and also in future periods when the revision affects both current and future periods. Significant assumptions, judgments, and estimates that management has made at the end of the reporting period that could result in a material adjustment to the carrying amounts of assets and liabilities in the event that actual results differ from assumptions made, relate to, but are not limited to, the following: patient service fees, net; hospital, management, and other revenue; accounts receivable; and due to/from related parties.

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

Common Stock Reverse Split

In March 2023, the Company effectuated a twenty-for-one reverse stock split. In July 2024, the Company effectuated an eighteen-for-one reverse stock split. All share, stock option and warrant information has been retroactively adjusted to reflect these stock splits. See Note 10 for additional disclosure.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounting Policies

There have been no changes, except as noted below, to the Company’s significant accounting policies or recent accounting pronouncements during the three and six months ended June 30, 2024, as compared to the significant accounting policies disclosed in the 10-K for the year ended December 31, 2023, as filed on April 26, 2024.

Sale of Assets

As a result of the sale of assets, disclosed in notes 1 and 3, the Company has recorded contingent consideration receivable in the amount of $776 thousand noted as Earnout from sale of assets in the condensed consolidated balance sheet as of June 30, 2024.  In accordance with accounting standard 805: Business Combinations, the Company recognized the fair value of the contingent consideration as of the date of the sale of assets and as of each reporting period.  Gains or losses resulting from the change in fair value will be recorded in the condensed consolidated statement of operations each reporting period.

Accounting Policies Recently Adopted

In August 2020, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models such that the embedded conversion features are no longer separated from the host contract. The convertible debt instrument will be accounted for as a single liability measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within the year. The Company adopted the standard on January 1, 2024 utilizing the modified retrospective method, that resulted in a reclassification of a charge of $405 thousand from Accumulated Deficit to Additional Paid In Capital related to previously recognized accretion expense of the beneficial conversion feature and the recognition of a $22 thousand charge to Additional Paid In Capital and a corresponding increase in debt related to the recognition of the remaining balance of the beneficial conversion.

Recent Accounting Pronouncements Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires significant segment expenses and other segment related items to be disclosed on an interim and annual basis. The new disclosure requirements are also applicable to companies with a single reportable segment. This guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its consolidated financial statements.

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

Reclassifications

Certain amounts for the three and six months ended June 30, 2023, have been reclassified to conform to the 2024 presentation as it relates to assets held for sale and discontinued operations. Total assets, liabilities, equity, and net loss did not change for the prior periods due to the reclassifications.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Credit Risk

Credit risk arises from cash and accounts receivables.  The exposure to credit risk was as follows (in thousands):

	June 30,	December 31,
	2024	2023

Cash	$45	$123
Accounts receivable, net	3,301	3,601
Total	$3,346	$3,724

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

3. DISCONTINUED OPERATIONS

During September 2023, the Company’s Board of Directors initiated a process to explore strategic alternatives for the business. In consultation with financial and legal advisors, a comprehensive strategic review process began immediately and evaluated a broad range of options to maximize shareholder value.  As part of this review process, Assure’s board of directors agreed to conduct an auction process for the sale of its clinical operations.  As of the filing date of this Quarterly Report on Form 10Q, Assure is providing limited IONM services in Arizona and Montana.

On March 26, 2024, the Company closed the sale of certain clinical assets with National Neuromonitoring Services, LLC for up to $4.5 million, of which $2.3 million was paid in cash at the initial closing and up to an additional $2.2 million to be paid in relation to a potential earnout payment tied to case volume from the acquired assets during the 12-month period following the initial closing. The asset sale includes most of the Company’s healthcare facility contracts and clinical equipment, and a majority of the Company’s clinical employees. The Company retained certain of its assets, including but not limited to, its accounts receivable, certain clinical employees, its employees in the revenue cycle management team and management and office personnel.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As a result of the corporate actions described above, the Company’s technical and professional services meet the criteria to be considered “held for sale.” Accordingly. the assets associated with these services were classified and reflected on our consolidated balance sheets as “held for sale” as of December 31, 2023, and their results of operations are classified as “discontinued operations” in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, and 2023. Since the sale of clinical assets closed on March 26, 2024, the assets held for sale balance was zero as of June 30, 2024. During June 2024, the Company recorded arbitration revenue from discontinued operations originating from professional services which qualified for federal or state arbitration under the no-surprises act.

The following table presents the major classes of assets of the discontinued operations as of December 31, 2023 (stated in thousands):

December 31,
2023
Fixed assets	$311
Finance lease right of use asset, net	118
Intangibles, net	98
Goodwill	1,910
Total assets	$2,437

The following table summarizes the results of operations of the discontinued operations (stated in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Technical services	$240	$98	$1,558	$1,332
Professional services	3,684	490	4,995	2,364
Other	(21)	507	17	836
Revenue, net	3,903	1,095	6,570	4,532
Cost of revenues, excluding depreciation and amortization	309	2,705	2,672	5,399
Gross margin	3,594	(1,610)	3,898	(867)
Operating expenses
Sales and marketing	1	69	55	197
Depreciation and amortization	—	183	—	365
Total operating expenses	1	252	55	562
Income from discontinued operations	3,593	(1,862)	3,843	(1,429)
Other income (expense)
Gain on sale of assets	—	—	666	—
Interest expense	—	(18)	(8)	(26)
Total other income (expense)	—	(18)	658	(26)
Income from discontinued operations	3,593	(1,880)	4,501	(1,455)
Income tax expense	—	—	—	—
Net income from discontinued operations	$3,593	$(1,880)	$4,501	$(1,455)

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

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company does not have any contract assets or contract liabilities as of or during the six months ended June 30, 2024, or 2023 or as of December 31, 2023.

The Company’s revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Managed service agreements and other	$1	$67	$10	$182

Accounts Receivable

A summary of the accounts receivable, net, by revenue stream is as follows (in thousands):

	June 30,	December 31,
	2024	2023
Technical service	$317	$1,308
Professional service	97	2,293
Arbitration receivable	2,887	—
Total receivables, net	$3,301	$3,601

The concentration of accounts receivable, net, by payor as a percentage of total accounts receivable is as follows:

	As of June 30,	As of December 31,
	2024	2023
Commercial insurance	100%	82%
Facility billing	—%	18%
Total	100%	100%

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

Leases with an initial term of 12 months or less are not recorded in the condensed consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As a practical expedient, the Company elected not to separate non-lease components for the corporate office facility (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

Operating leases

The Company leases a corporate office facility in Denver, Colorado under an operating lease which expires October 31, 2025. The Company entered a sublease for this space during November 2023 for the remaining lease term. The incremental borrowing rate for this lease was 10%.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During November 2023, the Company entered into a month-to-month lease for corporate office space in Denver, Colorado which expired on June 30, 2024, and was renewed under a new month-to-month lease expiring on August 31, 2024. The Company does not plan to review this lease.

During April 2023, the Company entered a lease for corporate offices space in Houston, Texas, which expires May 2025.  The Company set a notice of termination in April 2024. The incremental borrowing rate for this lease was 7%.

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

The condensed consolidated balance sheets include the following amounts for right-of-use (“ROU”) assets as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Operating	$457	$616

The following are the components of lease cost for operating and finance leases (in thousands). Finance lease costs are included as a component of loss from discontinued operations in the condensed consolidated statements of operations for the periods presented.

	Six Months Ended June 30,
	2024	2023
Operating leases:
Amortization of ROU assets	$190	$151
Interest on lease liabilities	17	37
Total operating lease cost, included in general and administrative expenses	207	188
Finance leases:
Amortization of ROU assets	—	152
Interest on lease liabilities	8	25
Total finance lease cost, included in discontinued operations	8	177
Total lease cost	$215	$365

During the six months ended June 30, 2024, the Company incurred operating and finance lease principal payments of $183 thousand and $408 thousand, respectively, and $104 thousand and $358 thousand related to operating and finance lease principal payments, respectively, during the six months ended June 30, 2023.

The following are the weighted average lease terms and discount rates for operating and finance leases:

	As of	As of
	June 30, 2024	June 30, 2023
Weighted average remaining lease term (years):
Operating leases	2.6	2.3
Finance leases	NA	2.3
Weighted average discount rate (%):
Operating leases	9.9	10.0
Finance leases	NA	7.9

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future minimum lease payments and related lease liabilities as of June 30,2024, were as follows (in thousands):

			Total
	Operating	Finance	Lease
	Leases	Leases	Liabilities
Remainder of 2024	$233	$—	$233
2025	352	—	352
Total lease payments	585	—	585
Less: imputed interest	52	—	52
Present value of lease liabilities	533	—	533
Less: current portion of lease liabilities	398	—	398
Noncurrent lease liabilities	$135	$—	$135

Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

6. DEBT

The Company’s debt obligations are summarized as follows:

	June 30,	December 31,
	2024	2023
Face value of convertible debt	$3,450	$3,450
Less: principal converted to common shares	(394)	(60)
Less: deemed fair value ascribed to warrants and beneficial conversion feature	(1,096)	(1,523)
Plus: accretion of implied interest	1,096	1,467
Total convertible debt	3,056	3,334

Face value of Centurion debt	10,918	11,000
Less: deemed fair value ascribed to warrants	(1,204)	(1,204)
Plus: accretion of implied interest	927	776
Less: unamortized debt issuance costs	(146)	(227)
Total Centurion debt	10,495	10,345
Total debt	13,551	13,679
Less: current portion of debt	(13,551)	(13,679)
Long-term debt	$—	$—

As discussed in Note 2, the Company adopted ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models such that the embedded conversion features are no longer separated from the host contract. The convertible debt instrument will be accounted for as a single liability measured at amortized cost. ASU 2020-06 only applies to the Company’s beneficial conversion feature associated with the convertible debt. As of January 1, 2024, the remaining value of the beneficial conversion feature was recorded as a charge to retained earnings and increase to debt as the Company no longer incurs accretion expense. As a result, the deemed fair value of the warrants and beneficial conversion feature, in the table above, was reduced by $427 thousand as of January 1, 2024.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table depicts accretion expense and interest expense (excluding debt issuance cost amortization) related to the Company’s debt obligations for the three and six months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accretion expense
Convertible debt	$—	$95	$27	$191
Centurion debt	75	76	150	150
	$75	$171	$177	$341

Debt issuance cost amortization
Centurion debt	$40	$39	$81	$78

Interest paid
Convertible debt	$—	$75	$—	$221
Centurion debt	—	380	668	756
	$—	$455	$668	$977

As of June 30, 2024, future minimum principal payments are summarized as follows (in thousands):

	Convertible
	Debt	Debenture
Principal due in 2024	$3,056	$10,918
Less: fair value ascribed to conversion feature and warrants	(1,096)	(1,204)
Plus: accretion and implied interest	1,096	927
Less: debt issuance costs	—	(146)
	$3,056	$10,495

The Centurion debt is contractually due during 2025 but has been classified as current liability for accounting purposes as the Company is not compliant with the Centurion debt covenants as of June 30, 2024. The Company did not receive a waiver related to non-compliance with debt covenants.

Convertible Debt

The majority of the convertible debt matured during the period of December 2023 through March 2024. The Company has not paid the contractual amounts due per the terms of the convertible debt agreements, including principal and accrued interest.  As such, the convertible debt is payable on demand.  However, the Company anticipates issuing Assure common shares as settlement of the remaining principal and accrued interest.   There is no guarantee the Company will be able to settle the amounts outstanding under the Convertible Debenture with common shares of the Company.

During March 2024, the Company entered into exchange agreements with certain Convertible Debenture holders, whereby the Company issued 74,298 common shares to settle $334 thousand of principal and interest owed.

On June 21, 2024, the Company filed a Schedule TO, as amended, with the SEC in connection with an offer (the “Convertible Note Exchange Offer”) to exchange, for each $1,000 claim, consisting of principal amount, and accrued and unpaid interest through, and including, September 20, 2024, of the Company’s 9% Convertible Debentures due 2023 and 2024 (the “Assure Convertible Debentures”), 1,000 shares (18,000 shares on a pre-reverse split basis) of the Company’s common stock equal to the quotient of $1,000 divided by a per share price of $1.00 ($0.055 on a pre-reverse split basis), as adjusted for a 1-for-18 reverse stock split which took effect on July 9, 2024.  Assure is seeking to exchange any and all outstanding Assure Convertible Debentures in the Convertible Note Exchange Offer for the offered shares of common stock.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Convertible Note Exchange Offer commenced on June 21, 2024, and expired at 11:59 p.m. (Mountain time) on September 20, 2024.

On September 22, 2024, in connection with the “Convertible Note Exchange Offer”, the Company issued to holders of the Assure Convertible Notes, 2,477,082 shares of Common Stock in exchange for $2,129,000 in principal amount of tendered and accepted Assure Convertible Notes and including an additional $348,093 in accrued and unpaid interest.

Centurion Debt

In June 2021, Assure issued a debenture to Centurion Financial Trust (“Centurion”) with a maturity date of June 9, 2025 (the “Maturity Date”), in the principal amount of $11 million related to a credit facility comprised of a $6 million senior term loan (the “Senior Term Loan”), a $2 million senior revolving loan (the “Senior Revolving Loan”) and a $3 million senior term acquisition line (the “Senior Term Acquisition Line” and together with the Senior Term Loan and the Senior Revolving Loan, the “Credit Facility”).  Additionally, the Company issued 764 warrants with an exercise price of $21.60 which originally expired on June 14, 2025. During November 2021, the Company and Centurion entered an amendment to allow the Senior Short Term Acquisition Line to be utilized for organic growth and general working capital purposes. Under the terms and conditions of the debt arrangement, Centurion modified their debt covenant calculations to allow bad debt expense to be excluded from the covenant calculation.

The Credit Facility originally matured in June 2025 and bore interest at the rate of the greater of 9.50% or the Royal Bank of Canada Prime Rate plus 7.05% per annum.

During April 2024, the Company entered into an exchange agreement with Centurion whereby the Company issued 13,120 common shares to settle $141 thousand of outstanding amounts owed under the Debenture agreement.

On July 18, 2024, the Company entered into a binding memorandum of understanding with Centurion pursuant to which the Company and Centurion agreed to the settlement of the Company’s obligations under the Debenture to Centurion whereby the Company assigned $2.5 million of arbitration receivable and $3.0 million of Employee Retention Tax Credit assets along with the issuance of 9.1 million common shares and cancellation of 764 warrants in settlement of the entire debt balance including principle and interest.  On August 30, 2024, the Company entered a binding amended and restated memorandum of understanding (the “Amended and Restated MOU”) with Centurion pursuant to which the Company and Centurion agreed to amend certain of the terms of that certain binding memorandum of understanding dated July 18, 2024. Under the Amended and Restated MOU, the Company and Centurion agreed to settle the Company’s obligations under the Debenture whereby the Company assigned certain assets of the Company along with a share payment of 9,135,924 shares of common stock at a price of $0.70 per share and the Company obtaining settlement of all outstanding claims and obligations of the Company by October 10, 2024. The Assigned Assets under the MOU are as follows: (a) At closing, the Company will assign to Centurion 75% of the Company’s portion of federal and state settlements and IDR Awards under the “No Suprises Act”. Centurion will be entitled to cash receipts from the assigned IDR Accounts Receivable in the amount of 75% of the amount to which the Company is entitled of the collected amount of all amounts as collected and the Company will retain rights to cash receipts from the assigned IDR Accounts Receivable as to 25% of the amount to which the Company is entitled of the collected amount. (b) The Company’s Employee Retention Tax Credit refund from the Internal Revenue Service from the tax years 2020 through 2021.

Short-Term Promissory Notes

During January 2024, the Company entered short-term promissory notes to settle potential legal action for a total of $692 thousand. The short-term promissory notes mature January 25, 2025, and incur interest at a rate of 6% per annum.   In April 2024, the Company paid $173 thousand to the short-term promissory note holders in accordance with the terms of the short-term promissory notes.

As discussed in Note 1, in connection with the Danam Waiver Agreement, on April 8, 2024, the Company issued a convertible note to Danam in principal amount of $1,000,000. The note is convertible into shares of the Company's common stock at a conversion price of $0.54 per share. The note accrues interest on the then outstanding principal balance at a rate equal to 10% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. The note has a maturity date of July 22, 2024. As of the date of this filing, the note matured, and the Company is currently in default.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. SHAREHOLDERS’ DEFICIT

Common stock

Common stock: 13,888,888 authorized; $0.001 par value. As of June 30, 2024, and December 31, 2023, there were 605,024 and 373,359 shares of common stock issued and outstanding, respectively.

On May 14, 2024, the Company reconvened its previously adjourned special meeting of stockholders for which a total of 5,427,462 shares of common stock were present and approved a proposal to increase the authorized shares to 250,000,000. The number of authorized shares was reduced to 13,888,888 as a result of the July 2024 reverse stock split discussed below.

Reverse Share Splits

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

During July 2024, the total number of shares of common stock authorized by the Corporation was reduced from 250,000,000 shares of Common Stock, par $0.001, to 13,888,888 shares of Common Stock, par $0.001, and the number of shares of Common Stock held by each stockholder of the Company were consolidated automatically into the number of shares of Common Stock equal to the number of issued and outstanding shares of Common Stock held by each such stockholder immediately prior to the Reverse Split divided by eighteen (18): effecting an eighteen (18) pre-split shares for one (1) post-split share reverse stock split.

No fractional shares were issued in connection with the reverse splits and all fractional shares were rounded up to the next whole share.

Additionally, all options, warrants and other convertible securities of the Company outstanding immediately prior to the reverse splits were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by twenty (20) and multiplying the exercise or conversion price thereof by twenty (20), then again by eighteen (18) and multiplying the exercise or conversion price thereof by eighteen (18), all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.

All shares of common stock, options, warrants and other convertible securities and the corresponding price per share amounts have been presented to reflect the reverse split in all periods presented within this Form 10-Q.

Nasdaq delisting

On July 25, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share (“Common Stock”), for the last 30 consecutive business days, the Company was not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

The Notice had no immediate effect on the continued listing status of the Company's Common Stock on The Nasdaq Capital Market, and, therefore, the Company's listing remained fully effective.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On August 16, 2023, the Company received notice from the Staff of the Nasdaq that the Company no longer satisfied the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirement - a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two or the last three fiscal years - as required by Nasdaq Listing Rule 5550(b). The notification was separate from, and in addition to, the previously deficiency letter that the Company received from the Staff on July 25, 2023.

As with the Bid Price Deficiency Letter, the Staff’s notification had no immediate effect on the Company’s continued listing on The Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, the Company was provided 45 calendar days, or until October 2, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”).

On October 2, 2023, the Company submitted its plan of compliance to the Staff. On November 1, 2023, the Staff provided notice to the Company that the Staff had granted an extension until January 22, 2024, to complete certain key steps of the Company’s compliance plan and, assuming those steps were complete on or before January 22, 2024, to complete certain key steps of the Company’s compliance plan.

On January 24, 2024, the Company received a determination letter (the “Determination Letter”) from the Staff stating that it had not regained compliance with Listing Rule 5550(a)(2) and was not eligible for a second 180-day period to regain compliance. The Company appealed the Staff’s determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series and had a hearing with a Nasdaq Hearings Panel (the “Panel”) on April 9, 2024. The Company still awaiting the Panel’s decision on whether the Company’s plan as presented to the Panel has been accepted.

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

On May 16, 2024, the Company received a written notice from the Panel that it has granted the Company an extension to regain compliance with the continued listing requirements for The Nasdaq Capital Market (the “Panel Decision”). The Hearings Panel granted the Company an extension until July 22, 2024, by which date the Company would be required to demonstrate compliance with all applicable initial listing requirements for the Nasdaq Capital Market in relation to its completion of its previously announced transaction with Danam.

On July 8, 2024, the Company effectuated an eighteen-to-one reverse stock split (discussed below) in an effort to comply with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A) of the closing bid price of the Company’s Common Stock at or above $1.00 per share for a minimum of 10 consecutive business days,

On July 22, 2024, the Nasdaq notified Assure that the Panel determined to delist the Company’s common stock, and that trading of the Company’s securities will be suspended at the open of trading on July 24, 2024.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the Nasdaq delisting notice, Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after applicable appeal periods have lapsed. In the interim, the Company’s common stock began trading under its current trading symbol “IONM” on the OTC Markets system effective with the open of the markets on July 24, 2024. The Company has submitted an application to the OTCQB for quotation of its common stock.

The Company had 15 days after the date it received notice of the Panel’s decision (which was July 22, 2024) to request in writing that the Nasdaq Listing and Hearing Review Council (the “Council”) review the decision. In addition, the Council may, on its own motion, determine to review the Panel’s decision within 45 calendar days after the Company was notified of the decision.

If the Company is not able to list securities on another national securities exchange, management expect its securities could be quoted on an over-the-counter market. As a result, the Company could face significant material adverse consequences, including:

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

2023 Share Issuances

During March 2023, the Company completed a private placement for 2,778 common shares at $108.00 per common shares for gross proceeds of $300 thousand.

During May 2023, the Company completed its pricing of an underwritten public offering of 277,778 shares of common stock (or prefunded warrants in lieu thereof) at an offering price to the public of $21.60 per share (or $21.58 per pre-funded warrant). The Company issued 750,000 pre-funded warrants which were immediately exercisable at a nominal exercise price of $0.001 or on a cashless basis. The 750,000 prefunded warrants were exercised during August.

The gross proceeds to the Company from the offering of approximately $6 million, before deducting the underwriters’ fees and other offering expenses payable by Assure. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital, marketing, and capital expenditures.

The Company granted the underwriters in the offering a 45-day option to purchase up to 41,667 additional shares of the Company’s common stock and/or pre-funded warrants, in any combination thereof, from the Company at the public offering price, less underwriting discounts and commissions, solely to cover over-allotments, if any. No additional shares were issued under the allotment.

During June 2023, the Company issued 3,319 common shares to certain employees, directors, and vendors in lieu of cash compensation.

2024 Share Issuances

During March 2024, the Company issued 14,931 common shares to the members of the Board of Directors for compensation amounts owed from April 1,2023 through March 31, 2024.

During March 2024, the Company entered into exchange agreements with certain Convertible Debenture holders, whereby the Company agreed to issue 74,298 common shares to settle $334 thousand of principal and interest owed (Note 6).

During April 2024, the Company entered into an exchange agreement with Centurion whereby the Company agreed to issue 13,120 common shares to settle $141 thousand of outstanding amounts owed under the Debenture agreement (Note 6).

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On April 8, 2024, the Company entered into a subscription agreement with Innovation pursuant to which Innovation agreed to the cancellation of $270,000 of future installment payments under the Asset Purchase Agreement dated August 2, 2023 by and between the Corporation and Innovation as consideration for the subscription of 24,292 shares of common stock representing a deemed exchange price of $11.12 per share.

Subscription Agreements

On June 27, 2024, Assure entered into subscription agreements (“Subscription Agreements”) with certain investors (the “Investors”) pursuant to which Assure, and the Investors agreed to cancel certain trade accounts payable held by such Investors for shares of common stock of Assure. Pursuant to the Subscription Agreements, Assure issued an aggregate total of 104,468 shares of common stock to certain Investors in exchange for the cancellation of an aggregate amount of $437 thousand in trade accounts payable.

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

As of June 30, 2024, there was 800 stock options outstanding under the Amended Stock Option Plan.  No additional stock options will be issued under the Amended Stock Option Plan.  As of June 30, 2024, there was nil stock options outstanding and an aggregate of 100,000 shares of common stock were available for issuance under the 2021 Stock Option Plan. As of June 30, 2024, no transactions have occurred under the 2021 Employee Stock Purchase Plan.

Options under the 2021 Stock Option Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board of Directors.

A summary of the stock option activity is presented below:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic Value
	to Options	Share	Life (in years)	(in thousands)
Balance at December 31, 2022	2,724	$2,332.80	2.8
Options granted	556	$15.48
Options canceled	(1,256)	$2,354.76
Balance at December 31, 2023	2,024	$1,683.90	3.5
Options expired	(298)	$2,808.00
Options canceled	(926)	$717.98
Balance at June 30, 2024	800	$2,156.27	1.8	$—
Vested and exercisable at June 30, 2024	791	$2,149.81	1.8	$—

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at June 30, 2024:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual	Exercise Price	Number	Exercise Price
Outstanding	Life (in years)	Per Share	Exercisable	Per Share
117	0.5	$2,304.00	117	$2,304.00
430	1.8	$1,908.00	430	$1,908.00
83	2.0	$2,016.00	83	$2,016.00
170	2.5	$2,754.00	161	$2,754.00
800	1.8	$2,156.27	791	$2,149.81

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of options. The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis and is included as a component of general and administrative expense in the condensed consolidated statements of operations. The assumptions used in the model include expected life, volatility, risk-free interest rate, dividend yield and forfeiture rate. The Company’s determination of these assumptions is outlined below.

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

The Company did not grant any stock options during the three and six months ended June 30, 2024, or 2023.

Stock-based compensation benefit for the three and six months ended June 30, 2024, was $628 thousand and $454 thousand, respectively, compared to stock-based compensation expense for the three and six months ended June 30, 2023, of $66 thousand and $56 thousand, respectively. The stock-based compensation benefit for the three and six months ended June 30, 2024, was related to stock option forfeitures and cancellations related to the sale of the clinical assts and termination of clinical employees. As of June 30, 2024, there was approximately $26 thousand of total unrecognized compensation cost related to nine unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 2.25 years.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

The following table summarizes warrant activity during the six months ended June 30, 2024.

Balance at December 31, 2023	10,832
Warrants expired	(480)
Balance at June 30, 2024	10,352

The following table summarizes warrants outstanding by transaction type as of June 30, 2024:

Debenture, warrants issued	764
Other warrants issued	500
December 2020 equity financing warrants issued	9,088
Total warrants outstanding	10,352

The Debenture warrants were cancelled subsequent to June 30, 2024, in connection with the Centurion debenture settlement disclosed in Notes 6 and 10.

8. LOSS PER SHARE

The following table sets forth the computation of basic and fully diluted loss per share for the three and six months ended June 30, 2024, and 2023 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss from continuing operations	$(3,848)	$(4,172)	$(8,517)	$(7,741)
Income (loss) from discontinued operations	3,593	(1,880)	4,501	(1,455)
Net loss	$(255)	$(6,052)	$(4,016)	$(9,196)

Loss from continuing operations per share, basic and diluted	$(7.68)	$(23.23)	$(19.13)	$(64.82)
Income (loss) from discontinued operations per share, basic and diluted	7.18	(10.47)	10.11	(12.18)
Loss per share, basic and diluted	$(0.50)	$(33.70)	$(9.02)	$(77.00)

Basic weighted average common stock outstanding	500,758	179,575	445,316	119,432
Dilutive weighted average common stock outstanding	500,758	179,575	445,316	119,432

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

Stock options to purchase 800 and 2,630 shares of common stock and warrants to purchase 10,352 and 10,852 shares of common stock were outstanding at June 30, 2024, and 2023, respectively, that were not included in the computation of diluted weighted average common stock outstanding because their effect would have been anti-dilutive.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In April 2022, the U.S. Department of Justice (“DOJ)” issued Civil Investigative Demands which seek information with respect to a civil investigation under the Anti-kickback Statute and the False Claims Act.  The Company voluntarily contacted the DOJ offering to provide any materials needed in the investigation and to answer any questions.  While the Company’s policy during the relevant time was to not seek payments from federal health care programs, the third-party billing company utilized at that time submitted some claims to Medicare Advantage plans administered by commercial insurance companies.  The Company worked diligently to ensure that payments from Medicare Advantage plans were returned to the commercial insurance companies and believes it has returned substantially all such payments that it has discovered, totaling approximately $450 thousand.

During February 2024, a Settlement Agreement (“Settlement Agreement”) was executed between Assure and the DOJ.

In exchange for a payment of approximately $1 million, the Settlement Agreement releases Assure from any civil or administrative monetary claim the United States has for the Covered Conduct under the False Claims Act, 31 U.S.C. §§ 3729-3733; the Civil Monetary Penalties Law, 42 U.S.C. § 1320a-7a; the Program Fraud Civil Remedies Act, 31 U.S.C. §§ 3801-3812; or the common law theories of payment by mistake, unjust enrichment, and fraud. Payments are in equal monthly installments over the next 12 months. As of June 30, 2024, the balance owed was $602 thousand.

10. SUBSEQUENT EVENT

Subscription Agreements

Since June 30, 2024, Assure entered into subscription agreements (“Subscription Agreements”) with certain investors (the “Investors”) pursuant to which Assure, and the Investors agreed to cancel certain trade accounts payable held by such Investors for shares of common stock of Assure at a deemed value per share ranging from $3.15 to $5.09 per share. Pursuant to the Subscription Agreements, Assure issued an aggregate total of 60,943 shares of common stock to five Investors in exchange for the cancellation of an aggregate amount of $259,990 in trade accounts payable.

Nasdaq

On July 22, 2024, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) determined to delist the Company’s common stock.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the Nasdaq delisting notice, Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after applicable appeal periods have lapsed. In the interim, the Company’s common stock began trading under its current trading symbol “IONM” on the OTC Markets system effective with the open of the markets on July 24, 2024. The Company has submitted an application to the OTCQB for quotation of its common stock. See Note 7 for complete disclosure.

Reverse Stock Split

As of July 8, 2024, the total number of shares of common stock authorized by the Corporation was reduced from 250,000,000 shares of Common Stock, par $0.001, to 13,888,888 shares of Common Stock, par $0.001, and the number of shares of Common Stock held by each stockholder of the Company were consolidated automatically into the number of shares of Common Stock equal to the number of issued and outstanding shares of Common Stock held by each such stockholder immediately prior to the Reverse Split divided by eighteen (18): effecting an eighteen (18) pre-split shares for one (1) post-split share reverse stock split.

No fractional shares were issued in connection with the Reverse Split and all fractional shares were rounded up to the next whole share, pursuant to NRS 78.205(2)(b).

All options, warrants and other convertible securities of the Company outstanding immediately prior to the Reverse Split were adjusted by dividing the number of shares of Common Stock into which the options, warrants and other convertible securities are exercisable or convertible by eighteen (18) and multiplying the exercise or conversion price thereof by eighteen (18), all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.

Immediately after the Reverse Split, each stockholder’s percentage ownership interest in the Company and proportional voting power remained virtually unchanged, except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of Common Stock were substantially unaffected by the Reverse Split.

Equity Purchase Agreement

On July 31, 2024, the Company signed an equity purchase agreement with 0915223 B.C. Ltd., a British Columbia corporation (the “Buyer”), pursuant to which the Buyer agreed to purchase all the equity interests of certain of the Company’s subsidiaries (the “Subsidiaries”) in consideration of the Buyer assuming certain indebtedness of the Subsidiaries totaling approximately $2.6 million (the “Assumed Indebtedness”).  In addition, as consideration for the Buyer agreeing to assume the Assumed Indebtedness, the Company as agree to (i) issue the Buyer 450,000 shares of Common Stock, (ii) pay the Buyer $40,000 in cash and (iii) pay the Buyer an additional $40,000 in cash or shares of Common Stock, at the Company’s sole election, within 60 days of the closing of the transaction to acquire the Subsidiaries. The Subsidiaries sold do not hold any material assets of the Company.

Securities Purchase Agreement, Bridge Note and Promissory Note

On August 2, 2024, the Company entered into two securities purchase agreements (the “Securities Purchase Agreements”) with 1800 Diagonal Lending LLC (the “Lender”), pursuant to which the Company issued to the Lender a bridge note in aggregate principal amount of $37,950, with an original issue discount of $4,950 (the “Bridge Note”) and a promissory note in aggregate principal amount of $60,950 with an original issue discount of $7,950 (the “Promissory Note”).

The Bridge Note is subject to a one-time interest charge of 15% applied upon issuance to the principal amount of the Bridge Note. The Bridge Note is subject to a repayment schedule of $21,821 on January 30, 2025, and then $5,455 on each of February 28, 2025, March 30, 2025, April 30, 2025, May 30, 2025. The Bridge Note may be pre-paid at a discount upon three trading days written notice to the Lender, such discount to be 97% if pre-paid within 90 days following the date of issuance and 98% is pre-paid within 180 days of the date of issuance. The Bridge Note contains a covenant that while any amount remains outstanding under the Bridge Note, the Company will not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course.  The Bridge Note is convertible into shares of common stock of the Company only upon a default thereunder.

ASSURE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Bridge Note will be deemed in default upon the occurrence of a number of events set forth therein, including (i) failure to pay principal and interest when due and payable, (ii) breach of covenants, (iii) breach of representations and warranties, (iv) the Company making an assignment for the benefit of creditors, (v) the bankruptcy, insolvency, reorganization or liquidation of the Company, (vi) maintaining the listing of the Company’s common stock on the OTC Markets or comparable exchange, (vii) failure to comply with the reporting obligations of the Company under the Securities Exchange Act of 1934, (viii) any cessation of operations of the Company, (ix) any restatement of the financial statements of the Company, (x) replacement of the transfer agent, or (xi) cross-default in any other debts of the Company.

Upon the occurrence of an event of default under the Bridge Note, the Bridge Note will become immediately due and payable at 150% of the then outstanding principal amount plus accrued and unpaid interest plus any default interest.  Upon occurrence of an event of default the Bridge Note may also be converted by the Lender into shares of common stock of the Company at a conversion price equal to 65% of the lowest trading price of the common stock during the ten trading days prior to the date of conversion.  Conversion is limited by a beneficial ownership cap of 4.99% as described in the Bridge Note.

The Promissory Note is subject to a one-time interest charge of 14% applied upon issuance to the principal amount of the Bridge Note. The Promissory Note is to be repaid in ten equal monthly installments of principal and interest in the amount of $6,948.30 beginning on September 15, 2024, with the subsequent payments being due on the 15th of each month thereafter. The Promissory Note may be pre-paid at a discount upon three trading days written notice to the Lender, such discount to be 97% if pre-paid within 90 days following the date of issuance and 98% is pre-paid within 180 days of the date of issuance. The Promissory Note contains a covenant that while any amount remains outstanding under the Promissory Note, the Company will not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course.  The Promissory Note is convertible into shares of common stock of the Company only upon a default thereunder.

The Promissory Note will be deemed in default upon the occurrence of a number of events set forth therein, including (i) failure to pay principal and interest when due and payable, (ii) breach of covenants, (iii) breach of representations and warranties, (iv) the Company making an assignment for the benefit of creditors, (v) the bankruptcy, insolvency, reorganization or liquidation of the Company, (vi) maintaining the listing of the Company’s common stock on the OTC Markets or comparable exchange, (vii) failure to comply with the reporting obligations of the Company under the Securities Exchange Act of 1934, (viii) any cessation of operations of the Company, (ix) any restatement of the financial statements of the Company, (x) replacement of the transfer agent, or (xi) cross-default in any other debts of the Company.

Upon the occurrence of an event of default under the Promissory Note, the Promissory Note will become immediately due and payable at 150% of the then outstanding principal amount plus accrued and unpaid interest plus any default interest.  Upon occurrence of an event of default the Promissory Note may also be converted by the Lender into shares of common stock of the Company at a conversion price equal to 65% of the lowest trading price of the common stock during the ten trading days prior to the date of conversion.  Conversion is limited by a beneficial ownership cap of 4.99% as described in the Promissory Note.

Legal Settlement

On August 6, 2024, the Company entered into a settlement agreement for $148,000 related to an outstanding legal matter payable in three installments. As of the date of this filing, the Company has made two of the three installments.

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

We have made substantial investments in our training and development of clinical staff and have created a training program to rigorously train new INPs.

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

Assure has made substantial investments to make its revenue cycle management function more data-driven, analytical, and automated. This modernization facilitated successful state-level arbitrations starting in 2022 and federal arbitrations starting in 2023. Many IONM competitors, particularly smaller peers that remain reliant on third-party billing companies lack the data analytics and transparency to similarly leverage opportunities presented by the arbitration process. The Company intends to continue to seek arbitration opportunities related to uncollected accounts receivable.

During the fourth quarter of 2022 and throughout 2023, the Company exited the majority of business under Assure’s legacy Managed Service Agreement (“MSA”) model in order to realize all revenue generated from services provided by the Professional Component of IONM.  The Company expects the remaining MSA relationships to be terminated during 2024.

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

On February 12, 2024, Assure entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danam and Assure Merger Corp., a newly formed wholly owned subsidiary of Assure (“Assure Merger”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the stockholders of Assure and Danam, Assure Merger would have merged with and into Danam (the “Merger”), with Danam surviving the Merger as a wholly-owned subsidiary of Assure. The Merger was intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

The parties were able to terminate the Merger Agreement upon mutual consent. Either party may have terminated the Merger Agreement (i) if any of the representations or warranties of the other party set forth in the Merger Agreement shall not be true and correct or if the other party failed to perform any covenant or agreement on the part of such party set forth in the Merger Agreement, (ii) the Merger was not consummated by the outside date (May 15, 2024), (iii) there was a governmental order prohibiting the Merger, and (iv) failure to obtain the stockholder vote. Danam was able to terminate the Merger Agreement if (i) the Board changes its recommendation to stockholders with respect to the Merger, (ii) the Board failed to reaffirm its recommendation to stockholders with respect to the Merger following a tender offer for Assure, (iii) the Board failed to reaffirm its recommendation to stockholders with respect to the merger following a publicly announced acquisition proposal for Assure, (iv) Assure breaches its non-solicitation provisions, or (v) the Board resolved to do any of the above. Assure was able to terminate the Merger Agreement for acceptance of a superior proposal.

In the event Danam or Assure terminated the Merger Agreement pursuant to certain of the sections set forth above, Assure was required to pay Danam a termination fee of $1,000,000, less any reimbursed expenses. Upon termination in other contexts in which a termination fee is not due, the breaching party would have owed the non-breaching party reimbursement of expenses up to $250,000.

On April 8, 2024, the Company entered into a partial waiver and amendment agreement (the “Waiver Agreement”) which waived and amended certain provisions of the Merger Agreement.

Pursuant to the terms and conditions of the Waiver Agreement, Danam partially waived its right to terminate the Merger Agreement pursuant to breaches of Section 6.8(a) and 6.20 of the Merger Agreement. The Waiver Agreement required the following:

g.	Assure obtain the Preliminary Shareholder Vote required by Section 6.20 of the Merger Agreement no later than April 30, 2024;
h.	Assure file the proxy statement and registration statement on Form S-4 required by the Section 6.8(a) Covenant no later than April 26th, 2024;
i.	Assure issues Danam a $1,000,000 convertible promissory note;
j.	Assure receive shareholder approval for the Merger five (5) Business Days prior to the Termination Date and effects the Reverse Split prior to the Termination Date;
k.	Assure was not in default under the Convertible Note; and
l.	Assure was not in breach of any other covenants set forth in the Merger Agreement, subject to any necessary notice requirements and cure period set forth therein.

Further the Waiver Agreement amended the Merger Agreement to change the definition of “Termination Date” to mean July 22, 2024.

In connection with the Waiver Agreement, on April 8, 2024, the Company issued a convertible note to Danam in principal amount of $1 million. The note accrues interest on the then outstanding principal balance at a rate equal to 10% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. The note has a maturity date of July 22, 2024. Upon the occurrence of certain events, the note is convertible into shares of common stock at the Nasdaq “Minimum Price” in accordance with Listing Rule 5635(d). The note will become immediately due and payable upon the occurrence of an event of default under the note, including but not limited to: a failure to pay, voluntary bankruptcy or insolvency of Assure, involuntary bankruptcy or insolvency proceedings of Assure, breach of the Merger Agreement or termination of the Merger Agreement.

On June 11, 2024, Assure delivered a letter to Danam pursuant to which Assure terminated the Merger Agreement with Danam and Assure Merger, pursuant to Section 8.1(b) thereof. According to the terms of the Merger Agreement, Danam may be entitled to a $1 million termination fee.  Assure accrued the termination fee as of June 30, 2024, which is included as a component of the Accounts payable and accrued expenses balance in the accompanying condensed consolidated balance sheet. Additionally, the $1 million convertible note matured on July 22, 2024, and as of the date of this filing, is currently in default.  The note is included as a component of the short-term promissory notes balance in the accompanying condensed consolidated balance sheet as of June 30, 2024.

Pursuant to Section 8.1(b) of the Merger Agreement, Assure terminated the Merger Agreement based on Assure’s assertion of certain misrepresentations by Danam regarding its representations and warranties set form in Article 4 of the Merger Agreement, including but not limited to, its representations regarding its financial condition and ability to complete the Acquisition Transactions, and the Company’s assertion that Danam was failing to perform its covenants under the Merger Agreement, including but not limited to its covenant to meet the closing condition to complete the Acquisition Transactions prior to or concurrent with the closing of the Merger and such breaches could not be cured within the time periods set forth in Section 8.1(b) thereof.

As a result of the termination of the Merger Agreement, in addition to reserving its right to seek other remedies, pursuant to Section 8.3(c) of the Merger Agreement, Assure is seeking reimbursement for all of its fees, costs and expenses (including all fees and expenses of counsel, accountants, investment bankers, experts and consultants) in relation to the Merger Agreement and its performance thereunder.

As of June 30, 2024, the Company has recorded $1 million of termination fees in accrued expenses and $1 million convertible note in short-term promissory notes within the condensed consolidated balance sheet based on the disclosure above.

The Company has financed its cash requirements primarily from revenues generated from its services, by utilizing debt facilities and from the sale of common stock.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2024, Compared to the Three and Six Months Ended June 30, 2023

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
	2024	2023	$	%	2024	2023	$	%
Revenue	$1	$67	$(66)	(99)%	$10	$182	$(172)	(95)%
Cost of revenue	229	697	(468)	(67)%	704	1,376	(672)	(49)%
Gross margin	(228)	(630)	402	(64)%	(694)	(1,194)	500	(42)%
Operating (income) expenses
General and administrative	1,160	3,208	(2,048)	(64)%	5,071	6,422	(1,351)	(21)%
Gain on settlement of accounts payable	—	—	—	100%	(181)	—	(181)	100%
Total operating expenses	1,160	3,208	(2,048)	(64)%	4,890	6,422	(1,532)	(24)%
Loss from operations	(1,388)	(3,838)	2,450	(64)%	(5,584)	(7,616)	2,032	27%
Other income (expenses)
Income from equity method investments	—	13	(13)	(100)%	—	38	(38)	(100)%
Income from ERTC (Employee Retention Tax Credit)	85	—	85	100%	85	—	85	100%
Failed merger fees	(2,000)	—	(2,000)	100%	(2,000)	—	(2,000)	100%
Interest expense	(591)	(491)	(100)	20%	(1,118)	(992)	(126)	13%
Other income, net	121	324	(203)	(63)%	277	382	(105)	(27)%
Accretion expense	(75)	(171)	96	(56)%	(177)	(341)	164	48%
Total other income (expense), net	(2,460)	(325)	(2,135)	657%	(2,933)	(913)	(2,020)	221%
Loss from continuing operations before taxes	(3,848)	(4,163)	315	(8)%	(8,517)	(8,529)	12	0%
Income tax benefit (expense) on continuing operations	—	(9)	9	(100)%	—	788	(788)	(100)%
Loss from continuing operations	(3,848)	(4,172)	324	(8)%	(8,517)	(7,741)	(776)	10%
Income from discontinued operations, net of tax	3,593	(1,880)	5,473	(291)%	4,501	(1,455)	5,956	(409)%
Net loss	$(255)	$(6,052)	$5,797	(96)%	$(4,016)	$(9,196)	$5,180	56%
Loss per share
Loss from continuing operations, basic and diluted	$(7.68)	$(23.23)	$15.55	(67)%	$(19.13)	$(64.82)	$45.68	70%
Income from discontinued operations, basic and diluted	$7.18	$(10.47)	$17.65	(169)%	10.11	(12.18)	22.29	183%
Loss per share, basic and diluted	$(0.50)	$(33.70)	$33.20	(99)%	$(9.02)	$(77.00)	$67.98	88%
Weighted average number shares – basic	500,758	179,575	321,183	179%	445,316	119,432	325,884	273%
Weighted average number shares – diluted	500,758	179,575	321,183	179%	445,316	119,432	325,884	273%

Revenue

Total revenue for the three months ended June 30, 2024, and 2023, were $1 thousand and $67 thousand, respectively, and $10 thousand and $182 thousand for the six months ended June 30, 2024, and 2023, respectively. Revenue is generated by our revenue cycle management team under legacy managed service agreements for billing and collecting for professional services provided by our business partners.  The decrease in revenue is attributable to the Company’s efforts to exit the managed service arrangements during 2023.

Cost of revenues

Cost of revenues for the three months ended June 30, 2024, and 2023, were $229 thousand and $679 thousand, respectively, and $704 thousand and $1.4 million for the six months ended June 30, 2024, and 2023, respectively. Cost of revenues consist primarily of the cost of our internal billing and collection department and decreased slightly related to the decrease in headcount.

General and administrative

General and administrative expenses for the three months ended June 30, 2024, and 2023, were $1.2 million and $3.2 million, respectively, and $5.1 million and $6.4 million for the six months ended June 30, 2024, and 2023, respectively. The overall decrease is primarily related to decrease in employee compensation and benefits, including a stock-based compensation benefit related to the cancellation of stock options of terminated employees, partially offset by an increase in legal fees associated with the sale of clinical assets, the proposed merger and settlement.

Gain on settlement of accounts payable

During the six months ended June 30, 2024, the Company settled certain amounts of accounts payable for less than the original amounts owed which resulted in a gain of $181 thousand.  There were no such transactions during the three and six months ended June 30, 2023.

Failed merger fees

As a result of the termination of the Merger Agreement, the Company recorded reverse merger fees of $2 million for the three and six months ended.  There were no similar transactions during the three and six months ended June 30, 2023.

Interest expense

Interest expense was $591 thousand and $1.1 million for the three and six months ended June 30, 2024, compared to $491 thousand and $1 million for the three and six months ended June 30, 2023. The increase year-over-year is primarily due to higher outstanding debt balances.

Accretion expense

The Company recorded non-cash accretion expense of $75 thousand and $171 thousand for the three months ended June 30, 2024, and 2023, respectively, and $177 thousand and $341 thousand for the six months ended June 30, 2024, and 2023, respectively.  The Company accretes the difference between the fair value of the convertible debt and the debenture and the face value of the convertible debt and the debenture over the term of the convertible debt and the debenture.  Specifically, accretion expense was $nil and $95 thousand for three months ended June 30, 2024, and 2023, respectively, related to the convertible debt and $75 thousand and $76 thousand for three months ended June 30, 2024, and 2023, respectively, related to the Centurion debt.  Accretion expense was $27 thousand and $191 thousand for six months ended June 30, 2024, and 2023, respectively, related to the convertible debt and $150 thousand for each of the six months ended June 30, 2024, and 2023related to the Centurion debt.

Income tax benefit

For the three and six months ended June 30, 2024, income tax benefit was $nil compared to a benefit of $9 thousand for the three months ended June 30, 2023, and expense of $788 thousand for the six months ended June 30, 2023. The Company’s estimated annual tax rate is impacted primarily by the amount of taxable income earned in each jurisdiction the Company operates in and permanent differences between financial statement carrying amounts and the tax basis.

Discontinued operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Technical services	$240	$98	$1,558	$1,332
Professional services	3,684	490	4,995	2,364
Other	(21)	507	17	836
Revenue, net	3,903	1,095	6,570	4,532
Cost of revenues, excluding depreciation and amortization	309	2,705	2,672	5,399
Gross margin	3,594	(1,610)	3,898	(867)
Operating expenses
Sales and marketing	1	69	55	197
Depreciation and amortization	—	183	—	365
Total operating expenses	1	252	55	562
Income from discontinued operations	3,593	(1,862)	3,843	(1,429)
Other income (expense)
Gain on sale of assets	—	—	666	—
Interest expense	—	(18)	(8)	(26)
Total other income (expense)	—	(18)	658	(26)
Income from discontinued operations	3,593	(1,880)	4,501	(1,455)
Income tax expense	—	—	—	—
Net income from discontinued operations	$3,593	$(1,880)	$4,501	$(1,455)

Income from discontinued operations was $3.6 million and $4.5 million for the three and six months ended June 30, 2024, respectively, compared to loss from discontinued operations $1.9 million and $1.5 million for the three and six months ended June 30, 2023, respectively.  The sale of assets resulted in a gain of $666 thousand for the three months ended March 31, 2024. Discontinued operations consist of the following activities:

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Funding Requirements

Our cash position as of June 30, 2024, was $45 thousand compared to the December 31, 2023, cash balance of $123 thousand. Working capital was negative $19.1 million as of June 30, 2024, compared to negative $15.5 million at December 31, 2023. Our working capital balance and our estimated cash flows from operations during 2024 will not support our operating activities and our obligations for the next 12 months. We intend to seek equity or debt financing and have implemented significant cost cutting measures to mitigate our going concern. Such financings may include the issuance of shares of common stock, warrants to purchase common stock, convertible debt or other instruments that may dilute our current stockholders. Financing may not be available to us on acceptable terms depending on market conditions at the time we seek financing.  Furthermore, our independent registered public accountants have expressed that substantial doubt exists as to the Company’s ability to continue as a going concern.

We are also dependent on Centurion granting us certain add-backs and other one-time adjustments in the calculation of our financial covenants related to EBITDA related to the Centurion debt and if we are not granted such allowances, we may not meet our financial covenants which could result in a default on our obligations and the lender could foreclose on our assets if we cannot otherwise payoff the debt. We currently owe approximately $11 million in face amount on the Centurion debt. As of December 31, 2023, the Company was not in compliance with the Debenture debt covenants.  As a result, Centurion may demand full repayment of the outstanding principal and interest. Additionally, approximately $3.0 million in convertible debentures, the majority of which have matured but have not been repaid according to the terms and conditions of the underlying note agreements and may be payable on demand.

Our near-term cash requirements relate primarily to payroll expenses, trade payables, debt payments, capital lease payments, and general corporate obligations.

Nasdaq Listing

On July 25, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share (“Common Stock”), for the last 30 consecutive business days, the Company was not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

On August 16, 2023, the Company received notice from the Staff of the Nasdaq that the Company no longer satisfied the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirement - a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two or the last three fiscal years - as required by Nasdaq Listing Rule 5550(b). The notification was separate from, and in addition to, the previously deficiency letter that the Company received from the Staff on July 25, 2023.

On October 2, 2023, the Company submitted its plan of compliance to the Staff. On November 1, 2023, the Staff provided notice to the Company that the Staff had granted an extension until January 22, 2024, to complete certain key steps of the Company’s compliance plan and, assuming those steps were complete on or before January 22, 2024, to complete certain key steps of the Company’s compliance plan.

On January 24, 2024, the Company received a determination letter (the “Determination Letter”) from the Staff stating that it had not regained compliance with Listing Rule 5550(a)(2) and was not eligible for a second 180-day period to regain compliance. The Company appealed the Staff’s determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series and had a hearing with a Nasdaq Hearings Panel (the “Panel”) on April 9, 2024.

On May 16, 2024, the Company received a written notice from the Panel that it has granted the Company an extension to regain compliance with the continued listing requirements for The Nasdaq Capital Market (the “Panel Decision”). The Hearings Panel granted the Company an extension until July 22, 2024, by which date the Company would be required to demonstrate compliance with all applicable initial listing requirements for the Nasdaq Capital Market in relation to its completion of its previously announced transaction with Danam.

On July 8, 2024, the Company effectuated an eighteen-to-one reverse stock split (discussed below) in an effort to comply with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A) of the closing bid price of the Company’s Common Stock at or above $1.00 per share for a minimum of 10 consecutive business days,

On July 22, 2024, the Nasdaq notified Assure that the Panel determined to delist the Company’s common stock and that trading of the Company’s securities will be suspended at the open of trading on July 24, 2024.

In connection with the Nasdaq delisting notice, Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after applicable appeal periods have lapsed. In the interim, the Company’s common stock is being quoted for trading under its current trading symbol “IONM” on the OTC Markets Pink Market system effective with the open of the markets on July 24, 2024. The Company has submitted an application to the OTCQB for quotation of its common stock.

The Company has 15 days after the date it received notice of the Panel’s decision (which is July 22, 2024) to request in writing that the Nasdaq Listing and Hearing Review Council (the “Council”) review the decision. In addition, the Council may, on its own motion, determine to review the Panel’s decision within forty-five calendar days after the Company was notified of the decision.

As a result of the delisting, the Company faces significant material adverse consequences, including:

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

Cash flows from operating activities

For the six months ended June 30, 2024, we collected approximately $6.6 million of receivables compared to collecting approximately $9.5 million in the same prior year period. As of June 30, 2024, accounts receivable, which are recorded net of implicit price concessions, was $3.3 million compared to $3.6 million at December 31, 2023.

Cash used in operating activities for the six months ended June 30, 2024, and 2023 was $3.3 million and $2.4 million, respectively. Cash was used to fund operations.

Cash flows from investing activities

Cash provided by investing activities of $2.3 million for the six months ended June 30, 2024, was related to the proceeds from the sale of clinical assets. Cash provided by investing activities of $37 thousand for the six months ended June 30, 2023, was related the professional entity distributions.

Cash flows from financing activities

Cash used in financing activities of $855 thousand for the six months ended June 30, 2024, resulted from proceeds from the issuance from short term notes of $1.7 million, repayment of short -term promissory notes of $173 thousand, debt repayment of $82 thousand, finance lease principal payments of $408 thousand and acquisition liability payments of $174 thousand. Cash provided by financing activities of $4.9 million for the six months ended June 30, 2023, resulted from a public offering and a private placement, partially offset by finance lease principal payments of $358 thousand and acquisition liability payments of $102 thousand.

Off-Balance Sheet Arrangements

We have no material undisclosed off-balance sheet arrangements that have or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to revenue, accounts receivable, stock-based compensation, acquired intangible assets, goodwill, and income taxes, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation” and Note 3, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 26, 2024.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third-party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances. Estimates can require a significant amount of judgment, and a different set of assumptions could result in material changes to our reported results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the six months ended June 30, 2024, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended June30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company or any of our subsidiaries, nor are we involved as a plaintiff in any other material proceeding or pending litigation. There are no other proceedings in which any of our directors, executive officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

See the disclosure under Part II – Item 1 Legal Proceedings in the Company Quarterly Report of Form 10-Q for the period ended March 31, 2024, as filed with the Commission on June 7, 2024, for a description of legal proceedings reportable earlier in this fiscal year.

ITEM 1A. RISK FACTORS

Other than as set forth below, during the six months ended June 30, 2024, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

We have delisted from the NASDAQ.

On July 25, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share (“Common Stock”), for the last 30 consecutive business days, the Company was not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

On August 16, 2023, the Company received notice from the Staff of the Nasdaq that the Company no longer satisfied the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirement - a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two or the last three fiscal years - as required by Nasdaq Listing Rule 5550(b). The notification was separate from, and in addition to, the previously deficiency letter that the Company received from the Staff on July 25, 2023.

On October 2, 2023, the Company submitted its plan of compliance to the Staff. On November 1, 2023, the Staff provided notice to the Company that the Staff had granted an extension until January 22, 2024, to complete certain key steps of the Company’s compliance plan and, assuming those steps were complete on or before January 22, 2024, to complete certain key steps of the Company’s compliance plan.

On January 24, 2024, the Company received a determination letter (the “Determination Letter”) from the Staff stating that it had not regained compliance with Listing Rule 5550(a)(2) and was not eligible for a second 180-day period to regain compliance. The Company appealed the Staff’s determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series and had a hearing with a Nasdaq Hearings Panel (the “Panel”) on April 9, 2024. The Company still awaiting the Panel’s decision on whether the Company’s plan as presented to the Panel has been accepted.

On May 16, 2024, the Company received a written notice from the Panel that it has granted the Company an extension to regain compliance with the continued listing requirements for The Nasdaq Capital Market (the “Panel Decision”). The Hearings Panel granted the Company an extension until July 22, 2024, by which date the Company would be required to demonstrate compliance with all applicable initial listing requirements for the Nasdaq Capital Market in relation to its completion of its previously announced transaction with Danam.

On July 22, 2024, the Nasdaq notified Assure that the Panel determined to delist the Company’s common stock, and that trading of the Company’s securities will be suspended at the open of trading on July 24, 2024.

In connection with the Nasdaq delisting notice, Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after applicable appeal periods have lapsed. In the interim, the Company’s common stock began trading under its current trading symbol “IONM” on the OTC Markets system effective with the open of the markets on July 24, 2024. The Company intends to submit an application to the OTCQB for quotation of its common stock.

The Company has 15 days after the date it received notice of the Panel’s decision (which is July 22, 2024) to request in writing that the Nasdaq Listing and Hearing Review Council (the “Council”) review the decision. In addition, the Council may, on its own motion, determine to review the Panel’s decision within forty-five calendar days after the Company was notified of the decision.

As a result of the delisting, the Company faces significant material adverse consequences, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(b) and 2(c) - None.

Item 2(a) – Stock Issuances - All issuances of equity securities on an unregistered basis during the quarter ended June 30, 2024, were previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Convertible Debt

The majority of the convertible debt matured during the period of December 2023 through March 2024. The Company has not paid the contractual amounts due per the terms of the convertible debt agreements, including principal and accrued interest. As such, the convertible debt is payable on demand. However, the Company anticipates issuing Assure common shares as settlement of the remaining principal and accrued interest. There is no guarantee the Company will be able to settle the amounts outstanding under the Convertible Debenture with common shares of the Company.

Short-Term Promissory Notes

As discussed in Note 1 to the condensed consolidated financial statements, in connection with the Danam Waiver Agreement, on April 8, 2024, the Company issued a convertible note to Danam in principal amount of $1,000,000. The note accrues interest on the then outstanding principal balance at a rate equal to 10% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. The note has a maturity date of July 22, 2024. As of the date of this filing, the note matured, and the Company is currently in default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated February 12, 2024, by and among Assure, Assure Merger Corp. and Danam (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 12, 2024)

2.2	Partial Waiver and Amendment Agreement dated April 8, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 12, 2024)
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on June 7, 2024)
3.2	Amended and Restated Bylaws of Assure Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s 8-K filed with the SEC on April 12, 2024)
4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on May 2, 2023)
4.2

Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 12, 2023)

4.3	Convertible Note issued to Danam Health Inc. dated April 8, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 12, 2024)
10.1	Partial Waiver and Amendment Agreement dated April 8, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 12, 2024)
10.2*	Exchange Agreement with Centurion dated April 8, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 12, 2024)
10.3	Subscription Agreement with Innovation dated April 8, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 12, 2024)
10.4+	Form of Subscription Agreements dated June 27, 2024
10.5+	Memorandum of Understanding for Exchange Agreement with Centurion Financial Trust dated August 30, 2024
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.

*            Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURE HOLDINGS CORP.

By:	/s/ John Farlinger	By	: /s/ Paul Webster
	John Farlinger, Executive Chairman and Chief Executive Officer		Paul Webster, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

	Date: September 27, 2024		Date: September 27, 2024